Form 10-Q
period 2004-06-30
Trinity Partners Acquistion CO Inc.
filed 2004-09-13
CIK 1289632

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2004

Commission file number: 0-50860

TRINITY PARTNERS ACQUISITION COMPANY INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-1025065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

245 Fifth Avenue, Suite 1600
New York, New York 10016
(Address of Principal Executive Offices and Zip Code)

(212) 696-4282
(Registrant's Telephone Number, Including Area Code)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                  No

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes                  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 10, 2004
Common Stock, par value $0.0001 per share	287,510
Class B Common Stock, par value $0.0001 per share	1,495,000

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

Trinity Partners Acquisition Company Inc.
Balance Sheet

June 30, 2004
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$33,495
Total current assets	33,495
Deferred registration costs	78,611
Total Assets	$112,106

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$48,150
Notes payable to stockholders	46,000
Total current liabilities	94,150

Commitments and Contingencies
Stockholders' Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 100 shares issued and outstanding	—
Common stock, Class B, par value $.0001 per share, 2,000,000 shares authorized, no shares issued	—
Additional paid-in-capital	36,750
Accumulated deficit	(18,794)
Total stockholders' equity	17,956
Total Liabilities and Stockholders' Equity	$112,106

See Notes to Financial Statements

Trinity Partners Acquisition Company Inc.
Statement of Operations

From inception (April 14, 2004) to June 30, 2004
(Unaudited)

Revenue	$—
Operating Expenses
Formation and operating costs	18,794
Net Loss	$(18,794)
Weighted average number of shares outstanding, basic and diluted	100
Net loss per share, basic and diluted	$(187.94)

See Notes to Financial Statements

Trinity Partners Acquisition Company Inc.
Statement of Stockholders' Equity

From inception (April 14, 2004) to June 30, 2004
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, April 14, 2004 (inception)	—	$—	$—	$—	$—
Common stock issued for cash	100	—	500	—	500
Warrants issued for cash	—	—	36,250	—	36,250
Net loss	—	—	—	(18,794)	(18,794)
Balance, June 30, 2004	100	$—	$36,750	$(18,794)	$17,956

See Notes to Financial Statements

Trinity Partners Acquisition Company Inc.
Statement of Cash Flows

From inception (April 14, 2004) to June 30, 2004
(Unaudited)

OPERATING ACTIVITIES
Net Loss	$(18,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities: Increase in accounts payable and accrued expenses	48,150
Net cash provided by operating activities	29,356
FINANCING ACTIVITIES
Proceeds from sales of stock	500
Proceeds from sales of warrants	36,250
Proceeds from notes payable to stockholders	46,000
Deferred registration costs	(78,611)
Net cash provided by financing activities	4,139
Net increase in cash and cash equivalents	33,495
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$33,495

See Notes to Financial Statements

Trinity Partners Acquisition Company Inc.
Notes to Financial Statements

NOTE 1 — ORGANIZATION AND ACTIVITIES

Trinity Partners Acquisition Company, Inc. (the "Company") was incorporated in Delaware on April 14, 2004 as a blank check company whose objective is to raise money and acquire an operating business. All activity from inception (April 14, 2004) through June 30, 2004 relates to the Company's formation and capital raising activities.

On July 29, 2004, the Company effected its initial public offering of securities (the "Offering"), generating net proceeds of approximately $8.1 million (see Note 8). Substantially all of such proceeds are intended to be applied generally toward consummating a merger with or acquisition of an operating business (a "Business Combination") which is believed to have significant growth potential. Pending such a Business Combination, substantially all of the proceeds of the Offering will be held in trust (the "Trust Fund"), to be distributed to the holders of the Company's Class B common stock if the Company does not effect a Business Combination within 12 months after consummation of the Offering (or within 18 months from the consummation of the Offering if a letter of intent, agreement in principal or definitive agreement has been executed within 12 months after consummation of the Offering and the Business Combination has not been consummated within such 12 month period) (the "Target Business Acquisition Period"). Both of the Company's initial stockholders have agreed to waive their respective rights to participate in any such distribution on shares owned prior to the Offering.

Holders of both the Company's common stock and the Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the Target Business Acquisition Period, the Trust Fund would be distributed pro-rata to all of the Class B stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

The Company, after signing a definitive agreement for a Business Combination, is obliged to submit such transaction for approval by a majority of the Class B stockholders of the Company. Class B stockholders that vote against such proposed Business Combination are, under certain conditions, entitled to convert their shares into a pro-rata distribution from the Trust Fund (the "Conversion Right"). In the event that holders of a majority of the outstanding shares of Class B common stock vote for the approval of the Business Combination and holders owning 20% or more of the outstanding Class B common stock do not exercise their Conversion Rights, the Business Combination may then be consummated. Upon completion of such Business Combination and the payment to any Class B stockholder exercising their Conversion Rights (and related cancellation of Class B common stock), the remaining shares of Class B common stock would be converted to common stock.

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company's Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company's common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of the record date for determination of Class B stockholders entitled to vote on such Business Combination, divided by the number of Class B shares sold in the Offering. Without taking into account interest, if any, earned on the Trust Fund, the per-share conversion price would be $5.05. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A Units (defined in Note 8 below) and Series B Units (defined in Note 8 below). A Class B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated.

It is anticipated that the funds to be distributed to Class B stockholders who have their shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W Warrants (defined in Note 6 below) and Class Z Warrants (defined in Note 6 below) that was received as part of the Series B Units. The Company will not consummate any Business Combination if 20% or more of the Class B stockholders exercise their conversion rights.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Net Loss Per Share — Net loss per share is computed based on the weighted average number of shares of common stock and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average common shares outstanding for the year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants to purchase 725,000 shares of common stock is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the period from inception (April 14, 2004) through June 30, 2004.

Fair Value of Financial Instruments — The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 approximate their carrying amounts presented in the balance sheet at June 30, 2004.

Use of Estimates and Assumptions — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Income Taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements — The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3 — NOTES PAYABLE TO STOCKHOLDERS

In April 2004, the Company issued an aggregate of $46,000 of non-interest bearing, unsecured notes payable to its two stockholders. Such notes were repaid out of the proceeds of the Offering (see Note 8).

NOTE 4 — INCOME TAXES

Significant components of the Company's deferred tax assets as of June 30, 2004 are as follows:

Net operating loss carryforward	$1,200
Organization and formation costs	6,300
Less valuation allowance	(7,500)
Net deferred tax asset	$—

The Company has a net operating loss carryforward of approximately $3,000 for federal and state income tax purposes as of June 30, 2004. The Company has recorded a full valuation allowance against its deferred tax assets as management believes it is not more likely than not that sufficient taxable income will be realized during the carry-forward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company's ability to generate taxable income within the loss carryforward period, which runs through 2024.

NOTE 5 — CAPITAL STOCK

Common Stock and Class B Common Stock — The Company is authorized to issue 20,000,000 shares of common stock and 2,000,000 shares of Class B common stock (see Note 8).

Preferred Stock — The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

NOTE 6 — WARRANTS

As of June 30, 2004, the Company had outstanding 362,500 Class W Redeemable Warrants (the "Class W Warrants") and 362,500 Class Z Redeemable Warrants (the "Class Z Warrants").

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class W Warrants will expire on July 29, 2009 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants will expire on July 29, 2011 or earlier upon redemption.

The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share (for a Class W Warrant) and $8.75 per share (for a Class Z Warrant), for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

NOTE 7 — RELATED PARTY TRANSACTIONS

Lawrence Burstein, a stockholder, director and the Company's President and Treasurer, is a principal stockholder, officer and director of Unity Venture Capital Associates, Ltd. ("Unity"). Upon completion of the Offering, the Company commenced paying to Unity a monthly fee of $4,000 for general and administrative services, including the use of office space in premises occupied by Unity.

In April 2004, the Company issued to Lawrence Burstein, Unity, James Scibelli, a stockholder and the Company's Chairman and Secretary, and David Buckel and Theodore Kesten, directors, Class W warrants to purchase an aggregate of 362,500 shares of the Company's common stock and Class Z warrants to purchase an aggregate of 362,500 shares of the Company's common stock, for an aggregate purchase price of $36,250.

NOTE 8 — SUBSEQUENT EVENT — INITIAL PUBLIC OFFERING OF SECURITIES

In its initial public offering, effective July 29, 2004 (closed on August 4, 2004), the Company sold to the public 143,750 Series A Units (the "Series A Units" or a "Series A Unit") and 747,500 Series B Units (the "Series B Units" or a "Series B Unit") at a price of $10.50 and $10.10 per unit, respectively, inclusive of an over allotment option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the initial public offering, including the exercise of the over allotment option, totaled $8,084,540, net of $974,585 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, five Class W Warrants, and five Class Z Warrants. Each Series B unit consists of two shares of the Company's Class B common stock, one Class W Warrant, and one Class Z Warrant.

As part of the Offering, the Company sold to HCFP, as representative for the underwriters, for $100, an option (the "UPO") to purchase up to a total of 12,500 additional Series A Units and/or 65,000 additional Series B Units. The Series A Units and Series B Units issuable upon exercise of this option are identical to those issued in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a business combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on July 29, 2009.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in April 2004 to serve as a vehicle to effect a business combination with an operating business. On August 4, 2004, we completed our initial public offering of 143,750 Series A Units and 747,500 Series B Units, including 18,750 Series A Units and 97,500 Series B Units issued upon exercise of the underwriters' over allotment option. Each Series A Unit consists of two shares of our common stock, five Class W Warrants and five Class Z Warrants and each Series B Unit consists of two shares of our Class B Common Stock, one Class W Warrant and one Class Z Warrant. Each Class W Warrant and Class Z Warrant entitles the holder to purchase one share of our common stock at a price of $5.00.

For a description of the proceeds generated in the offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 8 of the financial statements included in Part I, Item 1 of this Form 10-Q and Part II, Item 2 of this Form 10-Q.

For the period from inception (April 14, 2004) through June 30, 2004, we had a net loss of $18,794, attributable to organization, formation and general and administrative expenses.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

We are obligated, commencing July 29, 2004, to pay to Unity Venture Capital Associates, Ltd., an affiliate of Lawrence Burstein, a stockholder, director and our President and Treasurer, a monthly fee of $4,000 for general and administrative services. Additionally, in April 2004, we issued an aggregate of $46,000 of non-interest bearing, unsecured notes payable to Mr. Burstein and to James Scibelli, a stockholder and our Chairman and Secretary, which were outstanding as of June 30, 2004. Such notes were repaid out of the proceeds of our initial public offering.

Item 4.    Controls and Procedures

Our management carried out an evaluation, with the participation of Lawrence Burstein, our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, Mr. Burstein concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from inception (April 14, 2004) through June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Recent Sales of Unregistered Securities

In connection with our formation, we issued in May 2004: (i) 50 shares of our common stock to each of Lawrence Burstein and James Scibelli, at a purchase price of $5.00 per share; (ii) an aggregate of 170,000 Class W Warrants and 170,000 Class Z Warrants to Mr. Burstein and Unity, at a purchase price of $0.05 per warrant; (iii) 170,000 Class W Warrants and 170,000 Class Z Warrants to Mr. Scibelli, at a purchase price of $0.05 per warrant; and (iv) 11,250 Class W Warrants and 11,250 Class Z Warrants to each of David Buckel and Theodore Kesten, each a member of our Board of Directors, at a purchase price of $0.05 per warrant. All of such persons are accredited investors as defined by Rule 501 under the Securities Act of 1933.

The offer and sale of the common stock, the Class W Warrants and the Class Z Warrants were not registered under the Securities Act of 1933 because the offer and sale were made in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder for transactions by an issuer not involving a public offering.

Use of Proceeds

The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File Nos. 333-115319) relating to the initial public offering of our Series A Units, Series B Units, common stock, Class B common stock, Class W Warrants and Class Z Warrants, was July 29, 2004. A total of 143,750 Series A Units and 747,500 Series B Units were registered and sold. The managing underwriter for the public offering was HCFP/Brenner Securities LLC.

The offering commenced on July 29, 2004 and closed on August 4, 2004. The Series A Units were sold at an offering price of $10.50 per unit and the Series B Units were sold at an offering price of $10.10 per unit. The aggregate offering price was $9,059,125. We incurred approximately $974,000 of underwriting discounts and expenses in connection with the offering. Our net proceeds totaled $8,084,540. Of such net proceeds, $7,549,750 are held in a trust fund maintained by American Stock Transfer & Trust Company, as trustee. We will use the net proceeds held in trust to enter into a business combination with an operating company. Such funds will not be released from the trust fund until the earlier of the completion of a business combination or the distribution of the proceeds to our Class B shareholders. The proceeds held in the trust fund may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time. The remaining net proceeds of $534,790 are not held in the trust fund and will be used to pay expenses which we may incur related to the investigation and selection of a target business and the negotiation of an agreement to acquire a target business, as well as for general working capital.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit No.	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

(b)    Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PARTNERS ACQUISITION COMPANY INC.

By:	/s/ Lawrence Burstein Lawrence Burstein President and Treasurer (Principal Executive and Financial Officer)

Date: September 13, 2004