Form 10-Q
period 2004-09-30
Trinity Partners Acquistion CO Inc.
filed 2004-11-15
CIK 1289632

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
September 30, 2004

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

Yes               No

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

Yes               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004
Common Stock, par value $0.0001 per share	287,510
Class B Common Stock, par value $0.0001 per share	1,495,000

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

Trinity Partners Acquisition Company Inc.
Balance Sheet

September 30, 2004
(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$539,978
Restricted investment	7,570,662
Total current assets	8,110,640
Total assets	$8,110,640
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$40,983
Total current liabilities	40,983
Common Stock, subject to possible conversion to cash, 298,851 shares at conversion value	1,513,378
Commitments and contingencies
Stockholders' Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 287,600 shares issued and outstanding	29
Common stock, Class B, par value $.0001 per share, 2,000,000 shares authorized, 1,196,149 shares issued and outstanding (excluding 298,851 shares subject to possible conversion to cash)	120
Additional paid-in capital	6,608,876
Accumulated deficit	(54,442)
Accumulated other comprehensive income	1,696
Total stockholders' equity	6,556,279
Total liabilities and stockholders' equity	$8,110,640

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Statements of Operations
(Unaudited)

	For the three months ended September 30, 2004	From inception (April 14, 2004) to September 30, 2004
Revenue	$—	$—
Operating expenses
Formation and operating costs	55,703	74,498
Loss from operations	(55,703)	(74,498)
Interest income	20,056	20,056
Net loss	$(35,647)	$(54,442)
Weighted average number of shares outstanding: Basic and diluted	1,123,850
Net loss per share, basic and diluted	$(0.03)

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Statement of Stockholders' Equity

From inception (April 14, 2004) to September 30, 2004
(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, April 14, 2004 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of warrants for cash	—	—	—	—	36,250	—	—	36,250
Sale of 143,750 Series A units and 747,500 Series B units through public offering, net of underwriter's discount and offering expenses and net proceeds allocable to 298,851 shares of Common Stock, Class B subject to possible conversion to cash	287,500	29	1,196,149	120	6,572,126	—	—	6,572,275
Net loss for the period	—	—	—	—	—	(54,442)	—	(54,442)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	1,696	1,696
Comprehensive loss								(52,746)
Balance, September 30, 2004	287,600	$29	1,196,149	$120	$6,608,876	$(54,442)	$1,696	$6,556,279

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Statement of Cash Flows

From inception (April 14, 2004) to September 30, 2004
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on restricted investment	(19,216)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	40,983
Net cash used in operating activities	(32,675)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash contributed to Trust Fund	(7,549,750)
Net cash used in investing activities	(7,549,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants	36,750
Proceeds from notes payable to stockholders	46,000
Repayments of notes payable to stockholders	(46,000)
Portion of net proceeds from sale of Series B Units through public offering allocable to shares of Common Stock subject to possible conversion to cash	1,509,198
Net proceeds from sale of units through public offering allocable to stockholders' equity	6,576,455
Net cash provided by financing activities	8,122,403
Net increase in cash and cash equivalents	539,978
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$539,978

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Notes to Financial Statements

NOTE 1 – ORGANIZATION AND ACTIVITIES

Trinity Partners Acquisition Company Inc. (the "Company") was incorporated in Delaware on April 14, 2004 as a blank check company whose objective is to raise money and acquire an operating business (a "Business Combination").

As further discussed in Note 2, on July 29, 2004, the Company effected an initial public offering of its securities (the "Offering") which closed on August 4, 2004.

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds of $7,549,750 from the sale of the Company's Series B Units in the Offering, plus any income earned thereon, are held in a trust fund (the "Trust Fund") until the earlier of the completion of a Business Combination or the distribution of such proceeds to holders of the Company's Class B common stock. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion into cash of up to approximately 19.99% of the aggregate number of Class B shares sold, as further described below. If a Business Combination is not consummated in 12 months, or in 18 months if contracted in 12 months but not consummated, subsequent to August 4, 2004, all of the proceeds of the Trust Fund will be returned to Class B stockholders.

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business.

The Company will not effect a Business Combination unless the fair market value of the target, as determined by the Board of Directors of the Company in its sole discretion, based upon valuation standards generally accepted by the financial community including, among others, book value, cash flow, and both actual and potential earnings, is at least equal to 80% of the net assets of the Company at the time of such acquisition.

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As discussed previously, if the Company is unable to effect a Business Combination within, at the latest, 18 months of the consummation of the Offering, the Company's Certificate of Incorporation provides for the Company's automatic liquidation. If the Company were to expend all of the net proceeds of the Offering not held in the Trust Fund prior to liquidation, but recognizing that such net proceeds could become subject to the claims of creditors of the Company which could be prior to the claims of stockholders of the Company, it is possible that the Company's liquidation value may be less than the amount in the Trust Fund, inclusive of any net interest income thereon. Moreover, all of the Company's initial stockholders have agreed to waive their respective rights to participate in any such liquidation distribution on shares owned prior to the Offering.

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company's Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company's common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of the record date for determination of Class B stockholders entitled to vote on such Business Combination, divided by the number of Class B shares sold in the Offering, or $5.06 per share based on the value in the Trust Fund as of September 30, 2004. There will be no distribution from the Trust Fund with respect to the warrants included in the Company's Series A Units and Series B Units. A Series B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated. It is anticipated that the funds to be distributed to Class B stockholders who have their shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Company's Class W Redeemable Warrants ("Class W Warrants") and Class Z Redeemable Warrants ("Class Z Warrants") that was received as part of the Series B units. The Company will not consummate any Business Combination if 20% or more in interest of the Class B stockholders exercise their conversion rights. Accordingly, the conversion value of $1,513,378 (298,851 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying balance sheet at September 30, 2004 as temporary capital.

NOTE 2 – PUBLIC OFFERING OF SECURITIES

In its initial public offering, effective July 29, 2004 (closed on August 4, 2004), the Company sold to the public 143,750 Series A Units and 747,500 Series B Units at a price of $10.50 and $10.10 per unit, respectively, inclusive of an option issued to the underwriters to purchase additional Series A Units and Series B Units solely to cover over-allotments, which was exercised in full. Proceeds from the initial public offering, including the exercise of the over allotment option, totaled $8,085,653 which was net of $973,472 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, five Class W Warrants, and five Class Z Warrants. Each Series B unit consists of two shares of the Company's Class B common stock, one Class W Warrant, and one Class Z Warrant.

Both the Company's common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a business combination not be consummated during the target business acquisition period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares (Note 1).

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class W Warrants will expire on July 29, 2009 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants will expire on July 29, 2011 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

As part of the Offering, the Company sold to HCFP, as representative for the underwriters, for $100, an option (the "Underwriter's Purchase Option" or "UPO") to purchase up to a total of 12,500 additional Series A Units and/or 65,000 additional Series B Units. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on July 29, 2009.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Investments — Restricted investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

Net Loss Per Share — Net loss per share is computed based on the weighted average number of shares of common and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average shares of common stock and Class B common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants is antidilutive, they have been excluded from the Company's computation of net loss per share. Therefore, basic and diluted loss per share were the same for the three months ended September 30, 2004.

Fair Value of Financial Instruments — The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate their carrying amounts presented in the balance sheet at September 30, 2004.

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

Income Taxes — Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

New Accounting Pronouncements — The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying balance sheet.

NOTE 4 – CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 20,000,000 shares of common stock and 2,000,000 shares of Class B common stock. As of September 30, 2004 there were 287,600 shares of the Company's common stock issued and outstanding and 1,495,000 shares of the Company's Class B common stock issued and outstanding, including 298,851 Class B common shares subject to possible conversion to cash.

With the exercise of the over-allotment option (Note 2), subsequent to the Offering there are 15,774,900 and 375,000 authorized but unissued shares of the Company's common stock and the Company's Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriter's Purchase Option and the officers' and directors' Class W Warrants and Class Z Warrants (Note 6).

The Company currently has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination. To the extent that additional shares of common stock are issued, dilution to the interests of the Company's stockholders who participated in the Offering will occur.

Warrants

The Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2009. As of September 30, 2004 there were 1,828,750 Class W Warrants outstanding.

The Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2011. As of September 30, 2004 there were 1,828,750 Class Z Warrants outstanding.

NOTE 5 – INCOME TAXES

Significant components of the Company's deferred tax assets at September 30, 2004 are as follows:

Net operating loss carryforward	$15,400
Organization and formation costs	6,400
Less valuation allowance	(21,800)
Net deferred tax asset	$—

The Company has a net operating loss carryforward of approximately $46,000 for federal and state income tax purposes as of September 30, 2004. The Company has recorded a full valuation allowance against its deferred tax assets as management believes it is not more likely than not that sufficient taxable income will be realized during the carryforward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company's ability to generate taxable income within the loss carry-forward period, which runs through 2024.

NOTE 6 – RELATED PARTY TRANSACTIONS

Lawrence Burstein, a stockholder, director and the Company's President and Treasurer, is a principal stockholder, officer and director of Unity Venture Capital Associates, Ltd. ("Unity") which was issued 90,000 Class W Warrants and 90,000 Class Z Warrants in April 2004. Beginning July 29, 2004, commensurate with the increase in activities primarily related to the Offering, the Company commenced paying Unity a monthly fee of $4,000 for general and administrative services, including the use of office space in premises occupied by Unity. In October 2004, Unity distributed all but 7,501 of its Class W Warrants and 7,501 of its Class Z Warrants to its stockholders, including Mr. Burstein.

Prior to the effective date of the Offering, the Company obtained advances totaling approximately $46,000 in the form of non-interest bearing, unsecured notes payable from its Chairman and President, for expenses related to the Offering. As of September 30, 2004 such amounts have been fully repaid.

In April 2004, the Company issued to Mr. Burstein, Unity, James Scibelli, a stockholder and the Company's Chairman and Secretary, and Daniel Buckel and Theodore Kesten, directors, Class W Warrants to purchase 362,500 shares of the Company's common stock, and Class Z Warrants to purchase 362,500 shares of the Company's common stock, for an aggregate purchase price of $36,250.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

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

For a description of the proceeds generated in the offering and a discussion of the use of such proceeds, we refer you to Notes 1 and 2 of the financial statements included in Part I, Item 1 of this Form 10-Q.

For the three months ended September 30, 2004 and the period from inception (April 14, 2004) through September 30, 2004, we had a net loss of $35,647 and $54,442, respectively, attributable to organization, formation and general and administrative expenses.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

We are obligated, having commenced July 29, 2004, to pay to Unity Venture Capital Associates, Ltd., an affiliate of Lawrence Burstein, a stockholder, director and our President and Treasurer, a monthly fee of $4,000 for general and administrative services. Additionally, in April 2004, we issued an aggregate of $46,000 of non-interest bearing, unsecured notes payable to Mr. Burstein and to James Scibelli, a stockholder and our Chairman and Secretary. Such notes were repaid out of the proceeds of our initial public offering on August 4, 2004 and retired.

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," "plans," and "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other "forward-looking" information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this quarterly report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this quarterly report or detailed from time to time in our filings with the Securities and Exchange Commission, could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully consummate a business combination.

Item 4.    Controls and Procedures

Our management carried out an evaluation, with the participation of Lawrence Burstein, our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, Mr. Burstein concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

TRINITY PARTNERS ACQUISITION COMPANY INC.

By:  /s/ Lawrence Burstein

Lawrence Burstein President and Treasurer (Principal Executive and Financial Officer)

Date: November 15, 2004