Form 10-K
period 2004-12-31
Trinity Partners Acquistion CO Inc.
filed 2005-03-31
CIK 1289632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 0-50860

TRINITY PARTNERS ACQUISITION COMPANY INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	20-1025065 (I.R.S. Employer Identification No.)
245 Fifth Avenue, Suite 1600
New York, New York 10016
(Address of principal executive offices, including zip code)

(212) 696-4282
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Series A Units, each consisting of two shares of common stock, par value
$.0001 per share, five Class W warrants and five Class Z warrants

Series B Units, each consisting of two shares of Class B common stock, par value $.0001 per share, one Class W warrant and one Class Z warrant

Common Stock, par value $.0001 per share

Class B Common Stock, par value $.0001 per share

Class W Warrants

Class Z Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2005
Common Stock, par value $0.0001 per share	287,600
Class B Common Stock, par value $0.0001 per share	1,495,000

PART I

Item 1.     Business.

Introduction

We are a blank check company formed to serve as a vehicle for the acquisition of a target business which we believe has significant growth potential.

We are a Delaware corporation organized in April 2004. Our executive offices are located at 245 Fifth Avenue, Suite 1600, New York, New York 10016. Our telephone number is (212) 696-4282. We do not currently have a website and consequently do not make available materials we file with or furnish to the Securities and Exchange Commission. We will provide electronic or paper copies of such materials free of charge upon request.

Recent Development

On March 28, 2005, we announced that we had executed a definitive agreement for the merger of Trinity Partners and Adventure Holdings, S.A. Adventure Holdings, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.”

Adventure Holdings is a privately-held Marshall Islands corporation headquartered in Piraeus, Greece which was organized in April 2004 and acquired the M/V “Free Destiny” in August 2004 and the M/V “Free Envoy” in September 2004. These Handysize drybulk vessels have cargo capacities of 25,240 and 26,318 deadweight tons (dwt), respectively, and are deployed under Time Period Charter arrangements. Drybulk carriers are employed for seaborne transportation of key commodities and raw materials such as iron and steel, fertilizers, minerals, forest/agricultural products (soybeans, wheat, corn), sugar, salt, ores, bauxite, alumina, cement and other construction materials transported in bulk. Strong raw materials demand in recent years from developing countries, particularly China and India, has resulted in robust growth for drybulk shipping as well as increased charter rates, attributable in part to industrywide capacity constraints.

The definitive merger agreement contemplates the merger of Trinity Partners with and into Adventure Holdings, with our current stockholders receiving one share and one warrant of Adventure Holdings for each share and warrant they presently own. After giving effect to the merger, our stockholders would own approximately 29.4% of Adventure Holdings. In addition, the management of Adventure Holdings would receive options and warrants to acquire an additional 950,000 shares of Adventure Holding’s common stock, exercisable at $5.00 per share over terms ranging from three to five years. The merger is subject to, among other things, the filing of definitive proxy materials with the SEC and approval of the transaction by our stockholders. There can be no assurance that the proposed transaction will be consummated.

Our investors and securityholders are advised to read our proxy materials when they become available because they will contain important information about the merger. Investors and securityholders may obtain a free copy of these and other documents (when available) filed by us with the SEC at its website at http://www.sec.gov. Free copies of the proxy materials, once available, may also be obtained directly from us.

Effecting a Business Combination

General

A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, a business combination may involve a company which may be financially unstable or in its early stages of development or growth.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

We will endeavor to structure a business combination so as to achieve the most favorable tax treatment to us, the target business and both companies’ stockholders. We cannot assure you, however, that the Internal Revenue Service or appropriate state tax authority will agree with our tax treatment of the business combination.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business does have sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Class B stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our Class B stockholders for approval, even if the nature of the acquisition would not ordinarily require stockholder approval under applicable state law. In connection with seeking Class B stockholder approval of a business combination, we will furnish our Class B stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. These materials will also be mailed to the holders of our common stock although their vote will note be solicited.

In connection with the vote required for any business combination, all of our officers and directors who own Class B shares may vote their Class B shares in any manner they determine, in their sole discretion. We will proceed with the business combination only if the Class B stockholders, who own at least a majority of the shares of Class B common stock present in person or by proxy at a special meeting called to consider a proposed business combination, vote in favor of the business combination and Class B stockholders owning less than 20% of the Class B shares sold in our initial public offering exercise their conversion rights.

Conversion rights

At the time we seek Class B stockholder approval of any business combination, we will offer each Class B stockholder the right to have his or her shares of Class B common stock converted to cash if he or she votes against the business combination and the business combination is approved and completed. The holders of our common stock will not be entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of Class B stockholders entitled to vote on the business combination, divided by the number of Class B shares sold in our initial public offering. Including interest earned on the trust fund, the per-share conversion price was $5.08 per share as of December 31, 2004. An eligible Class B stockholder may request conversion at any time after the mailing to our Class B stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the Class B stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to Class B stockholders entitled to convert their Class B shares who elect conversion will be distributed promptly after completion of a business combination. Any Class B stockholder who converts his or her stock into his or her share of the trust fund still has the right to exercise the Class W and Class Z warrants that he or she received as part of the Series B units. We will not complete any business combination if Class B stockholders, owning 20% or more of the Class B shares sold in our initial public offering, exercise their conversion rights.

Distribution of trust fund to Class B stockholders if no business combination

If we do not complete a business combination within 12 months after the completion of our initial public offering in August 2004, or within 18 months if the extension criteria described below have been satisfied, we will distribute to all of our Class B stockholders, in proportion to their respective equity interests in the Class B common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding Class B common stock will be automatically cancelled. There will be no distribution from the trust fund with respect to our common stock or our Class W and Class Z warrants. However, any remaining net assets following the distribution of the trust fund will be available for our use.

The distribution per Class B share, including interest earned on the trust fund, was $5.08 per share as of December 31, 2004. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our Class B stockholders. We cannot assure you that the actual distribution per Class B share will not be less than $5.08 due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our Class B stockholders, Lawrence Burstein, our president, and James Scibelli, our chairman, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Burstein and Scibelli will be able to satisfy those obligations. If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 12 months after the completion of our August 2004 initial public offering, but are unable to complete the business combination within the 12-month period, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 18-month period from the completion of our August 2004 initial public offering, we will then notify the trustee of the trust fund to commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our Class B stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 12-month or 18-month period.

Our Class B stockholders shall be entitled to receive funds from the trust fund only in the event we do not complete a business combination or if the Class B stockholders seek to convert their respective shares into cash upon a business combination which the Class B stockholder voted against and which is actually completed by us. In no other circumstances shall a Class B stockholder have any right or interest of any kind to or in the trust fund. Holders of our common stock will not be entitled to receive any of the proceeds held in the trust fund.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek Class B stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of Class B common stock held by our Class B stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including competitors with increasingly greater financial, marketing, technical and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Employees

Lawrence Burstein, our president and treasurer, and James Scibelli, our chairman and secretary, are our only executive officers. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect each of them to devote an average of approximately ten hours each per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Item 2.   Properties.

We maintain our executive offices at 245 Fifth Avenue, Suite 1600, New York, New York 10016. The cost for this space is included in the $4,000 per-month fee Unity Venture Capital Associates charges us for general and administrative services pursuant to a letter agreement between us and Unity Venture Capital Associates. We believe, based on rents and fees for similar services in the New York metropolitan area, that the fee charged by Unity Venture Capital Associates is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.   Legal Proceedings.

We are not party to any litigation, and we are not aware of any threatened litigation that would have a material adverse effect on us or our business.

Item 4.   Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of securityholders during the fourth quarter of the fiscal period ended December 31, 2004.

PART II

Item 5.   Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Series A units and Series B units have traded on the OTC Bulletin Board under the symbols "TPQCU" and "TPQCZ," respectively, since August 4, 2004, the date of the initial public offering of our securities. On September 2, 2004, the common stock, Class B common stock, Class W warrants and Class Z warrants included in the Series A units and Series B units commenced separate trading under the symbols "TPQCA," "TPQCB," "TPQCW" and "TPQCL." The closing high and low sales prices of our common stock, Class B common stock, Class W warrants and Class Z warrants as reported by the OTC Bulletin Board, for the quarters indicated are as follows:

	Common Stock		Class B Common Stock		Class W Warrants		Class Z Warrants

	High	Low	High	Low	High	Low	High	Low
2004:
Third Quarter	$3.50	$2.75	$4.75	$4.55	$1.00	$0.55	$1.00	$0.55
Fourth Quarter	3.40	2.75	4.90	4.58	0.70	0.55	1.01	0.55

The trading of our securities, especially our Class W warrants and Class Z warrants, is limited, and therefore there may not be deemed to be an established public trading market under guidelines set forth by the Securities and Exchange Commission. As of March 15, 2005, there were 3 stockholders of record of our common stock, 1 stockholder of record of our Class B common stock, 35 holders of record of our Class W warrants and 35 holders of record of our Class Z warrants. Such numbers do not include beneficial owners holding shares or warrants through nominee names.

We have never declared or paid any dividends on our common stock or Class B common stock, nor do we anticipate paying cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.

The following tables should be read in conjunction with our financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected financial data has been derived from our financial statements, which have been audited by J.H. Cohn LLP, independent registered public accounting firm, as indicated in their report included elsewhere herein.

Statement of Operations Data:	From Inception (April 14, 2004) to December 31, 2004
Revenue	$—
Operating loss	(139,491)
Interest income	53,014
Net loss	(86,477)
Earnings per share data:
Weighted average basic and diluted shares outstanding	1,020,615
Net loss per share, basic and diluted	$(.08)
Other Financial Data:
Net cash used in operating activities	$(87,851)
Cash contributed to trust fund	7,549,750
Net proceeds from public offering allocable to stockholders’ equity	6,576,455
Portion of net proceeds from public offering allocable to common stock subject to possible conversion to cash	1,509,198
Selected Balance Sheet Data:	December 31, 2004
Cash and cash equivalents	$484,402
Net working capital	8,037,076
Total assets	8,109,912
Common stock, subject to possible conversion to cash	1,519,490
Total stockholders’ equity	6,517,586

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report.

Recent Events

On March 28, 2005, we announced that we have executed a definitive agreement for the merger of Trinity Partners and Adventure Holdings, S.A., the owner and operator of two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.” The merger is subject to, among other things, approval of the transaction by our stockholders. After giving effect to the merger, our stockholders would own approximately 29.4% of Adventure Holdings. We believe that we have sufficient available funds to complete our efforts to effect a business combination with Adventure Holdings or another operating business.

General

We were incorporated in April 2004 to serve as a vehicle to effect a business combination with an operating business. On August 4, 2004, we completed our initial public offering of 143,750 Series A Units and 747,500 Series B Units, including 18,750 Series A Units and 97,500 Series B Units issued upon exercise of the underwriters’ over allotment option. Each Series A Unit consists of two shares of our common stock, five Class W Warrants and five Class Z Warrants and each Series B Unit consists of two shares of our Class B Common Stock, one Class W Warrant and one Class Z Warrant. Each Class W Warrant and Class Z Warrant entitles the holder to purchase one share of our common stock at a price of $5.00.

For a description of the proceeds generated in the offering and a discussion of the use of such proceeds, see "Liquidity and Capital Resources" below and Notes 1 and 2 of the audited financial statements included elsewhere in this Form 10-K.

Operations

Net loss for the period from inception (April 14, 2004) to December 31, 2004 consisted of interest income on the trust fund investment of $50,335 and interest on cash and cash equivalents of $2,679, offset by operating expenses of $75,948 for professional fees, $15,911 for organization costs and $47,632 for other operating expenses, which includes $20,000 of expense paid to Unity Venture Capital Associates pursuant to an administrative services agreement.

Liquidity and Capital Resources

We consummated our initial public offering on August 4, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $9,059,125. Net proceeds were $8,085,653, after deducting offering expenses of $973,472, including $78,775 representing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds and underwriting discounts of $634,139. Of this amount, $7,549,750 was placed in a trust account and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We intend to use substantially all of the net proceeds from the offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through January 31, 2006, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operations.

In April 2004, we issued an aggregate of $46,000 of non-interest bearing, unsecured notes payable to Mr. Burstein, a stockholder, director and our President and Treasurer and to James Scibelli, a stockholder and our Chairman and Secretary. Such notes were repaid out of the proceeds of our initial public offering on August 4, 2004 and retired.

Off-Balance Sheet Arrangements

As of December 31, 2004 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

Our contractual obligations are set forth in the following table as of December 31, 2004.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Administrative services agreement (1)	$52,000	$48,000	$4,000	$—	$—
Total	$52,000	$48,000	$4,000	$—	$—

(1)
We are obligated, having commenced July 29, 2004, to pay to Unity Venture Capital Associates, Ltd., an affiliate of Lawrence Burstein, a stockholder, director and our President and Treasurer, a monthly fee of $4,000 for general and administrative services.

If we do not complete a business combination within 12 months after the completion of our initial public offering in August 2004, or within 18 months if certain extension criteria have been satisfied, we will distribute to all of our Class B stockholders, in proportion to their respective equity interests in the Class B common stock, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, and all then outstanding Class B common stock will be automatically cancelled. There will be no distribution from the trust fund with respect to our common stock or our Class W and Class Z warrants. However, any remaining net assets following the distribution of the trust fund will be available for our use. The distribution per Class B share, taking into account interest, earned on the trust fund, was approximately $5.08 per share based on the value in the trust fund as of December 31, 2004.

Critical Accounting Policies

Our significant accounting policies are described in Note 3 to our financial statements included elsewhere in this report. We believe the following critical accounting polices involved the most significant judgments and estimates used in the preparation of our financial statements.

Cash and Cash Equivalents - We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Investments - Restricted investments consist of investments acquired, which are included in the trust fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, we classify all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies.

Income Taxes - We follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes”. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Loss Per Share - Net loss per share is computed on the basis of the weighted average number of common stock and Class B common stock outstanding for the period, including common stock equivalents (unless anti-dilutive), which would arise from the exercise of warrants.

Use of Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

New Accounting Pronouncements - We do not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on our financial statements.

Risk Factors

We are a company with no operating history and very limited resources.

We are a recently incorporated company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. Although we have entered into a definitive merger agreement with Adventure Holdings, S.A., there can be no assurance that the proposed transaction will be consummated. We have no present revenue and will not generate any revenues (other than interest income) until, at the earliest, after the consummation of a business combination.

If we are unable to complete a business combination, holders of our common stock will be unable to convert their securities and participate in the distribution of the trust fund.

The trust fund is reserved for holders of our Class B common stock. Consequently, if we are unable to complete the merger with Adventure Holdings or any other business combination, the holders of our common stock will not be entitled to participate in the distribution of the trust fund. Furthermore, there will be no distribution from the trust fund with respect to our outstanding Class W and Class Z warrants.

Shares of common stock will not be entitled to vote on a proposed business combination.

Holders of our common stock will not be entitled to vote on a proposed business combination with a target business. Only the Class B shareholders will have an opportunity to approve a business combination. Consequently, holders of common stock will be entirely dependent upon the judgment of Class B shareholders in determining whether or not a proposed business combination is approved.

If we are unable to complete a business combination and the trust fund is distributed to the Class B shareholders, the holders of common stock will have limited opportunity to recover their initial investment and their shares may be worthless.

If the trust fund is distributed to the Class B stockholders, the remaining net assets will be available for our use. However, the amount of net assets remaining in the company will likely be minimal following the expenditures incurred in connection with the attempt to complete a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, we have a longer period of time to complete a business combination in certain circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share distribution received by Class B stockholders will be less than $5.08 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our Class B stockholders. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.08 due to claims of creditors. If we are unable to complete a business combination and are forced to distribute the proceeds held in trust to our Class B stockholders, Lawrence Burstein, our president, and James Scibelli, our chairman, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Burstein and Scibelli will be able to satisfy those obligations.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses which could cause a conflict of interest as to which business they present a viable acquisition opportunity to.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

All of our officers and directors own Class W and Class Z warrants which will not participate in the distribution of the trust fund and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

The Class W and Class Z warrants owned by our directors and officers may have limited value if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock and Class B common stock has a market price per share of less than $5.00, transactions in our common stock and Class B common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock and Class B common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

The net proceeds from our initial public offering provided us with only $8,096,211 which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek Class B stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of Class B common stock in certain instances may reduce the resources available for a business combination. Additionally, our outstanding Class W and Class Z warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the funds in our trust fund will be sufficient to allow us to consummate a business combination, such as the proposed business combination with Adventure Holdings, in as much as we do not consummate the business combination with Adventure Holdings and we have not yet identified another prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the funds in our trust fund prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares of Class B common stock from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our loss of the services of Lawrence Burstein and James Scibelli would make it more difficult to find a suitable company for a business combination which makes it more likely that we will be forced to distribute the proceeds of our trust fund to our Class B stockholders.

Our ability to successfully effect a business combination will be largely dependent upon the efforts of Lawrence Burstein, our president and James Scibelli, our chairman. We have not entered into an employment agreement with either Mr. Burstein or Mr. Scibelli, nor have we obtained any “key man” life insurance on either of their lives. The loss of Mr. Burstein’s and/or Mr. Scibelli’s services could have a material adverse effect on our ability to successfully achieve our business objectives, including successfully consummating a business combination with Adventure Holdings or otherwise seeking a suitable target business to effect a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, we issued warrants to purchase 2,550,000 shares of common stock. Our officers and directors and/or certain of their affiliates have also purchased warrants to purchase 725,000 shares of common stock at $5.00 per share. We also issued an option to purchase 12,500 Series A units and/or 65,000 Series B units to the representative of the underwriters which, if exercised, will result in the issuance of an additional 255,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust are only invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the trust funds to these instruments, we believe we meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may be deemed to have no “independent” directors, actions taken and expenses incurred by our officers and directors on our behalf will generally not be subject to “independent” review.

Each of our directors own certain of our securities. Additionally, while no compensation will be paid to them for services rendered prior to or in connection with a business combination, they may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If none of our directors are deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Although we believe that all actions taken by our directors on our behalf will be in our best interests, we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations.

Forward Looking Statements

The statements discussed in this report include forward looking statements that involve risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “plans,” and “continue” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition or state other “forward-looking” information.

We believe it is important to communicate our expectations to our investors. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language in this annual report provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence or non-occurrence of events described in this annual report could have a material adverse effect on our business, operating results and financial condition, including our ability to successfully consummate a business combination, and the other risks detailed from time to time in our filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 8.   Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-12 comprising a portion of this annual report on Form 10-K.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of Lawrence Burstein, our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, Mr. Burstein concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence Burstein	62	President, Treasurer and Director
James Scibelli	55	Chairman and Secretary
David Buckel	43	Director
Theodore Kesten	48	Director

Lawrence Burstein has served as our president, treasurer and a member of our board of directors since our inception. Since March 1996, Mr. Burstein has been president and a principal stockholder of Unity Venture Capital Associates Ltd., a private investment company. For approximately ten years prior to 1996, Mr. Burstein was the president, a director and principal stockholder of Trinity Capital Corporation, a private investment company. Trinity ceased operations prior to the formation of Unity Venture in 1996. Mr. Burstein is also a director of THQ, Inc., a Nasdaq National Market-listed developer and publisher of interactive entertainment software for the major hardware platforms in the home video industry; CAS Medical Systems, Inc., an OTC Bulletin Board-listed company which manufactures and markets blood pressure monitors and other disposable products principally for the neonatal market; Medical Nutrition USA, Inc., an OTC Bulletin Board-listed company which principally manufactures and distributes nutritional products primarily for the elder care markets; I.D. Systems, Inc., a Nasdaq National Market-listed company, which designs, develops and produces a wireless monitoring and tracking system which uses radio frequency technology; and Traffix, Inc., a Nasdaq National Market-listed marketing company that develops and operates internet-based marketing programs as well as direct marketing programs. Mr. Burstein received a B.A. from the University of Wisconsin and an L.L.B. from Columbia Law School.

James Scibelli has served as our chairman of the board and secretary since our inception. Since March 1986, Mr. Scibelli has served as president of Roberts & Green, Inc., a New York financial consulting firm offering a variety of financial and investment consulting services. Mr. Scibelli is also a member of RG Securities LLC, a licensed broker-dealer in New York, and since August 1998, has served as president of Luxury Limousine and Transportation. Since 1993 through August 2004, Mr. Scibelli had been a director of Acclaim Entertainment, Inc., a Nasdaq SmallCap-listed company that develops and markets interactive entertainment software. Acclaim Entertainment filed a voluntary petition under Chapter 7 of the Federal Bankruptcy Code on September 1, 2004.

David Buckel has served as a member of our board of directors since our inception. From July 2003 until May 2004, Mr. Buckel served as financial vice president of Internap Network Services Corporation, an American Stock Exchange-listed company that provides managed internet connectivity solutions, and has served as its chief financial officer since May 2004. Mr. Buckel was senior manager and president of AJC Finance & Marketing Group, a management and financial consulting firm, from November 2002 to June 2003; senior vice president and chief financial officer of Interland, Inc., a Nasdaq National Market-listed company that provides online solutions for small-and-medium-sized businesses, from March 2001 to November 2002; senior vice president and chief financial officer of AppliedTheory Corporation, a provider of Internet business solutions, from 1995 to 2001; and corporate controller of Suit-Kote Corporation, a manufacturer of road materials, from 1987 to 1995. AppliedTheory filed a voluntary petition under Chapter 11 of the Federal Bankruptcy Code on April 17, 2002. Mr. Buckel had no affiliation with AppliedTheory at the time of its Chapter 11 filing. Mr. Buckel is also a director of Gigibeam Corporation, an OTC Bulletin Board-listed company that is a leading supplier of high performance high availability fiber-speed wireless communication solutions, since October 2004. A Certified Management Accountant, Mr. Buckel received an M.B.A. from Syracuse University and a B.S. in Accounting from Canisius College.

Theodore Kesten has served as a member of our board of directors since our inception. Since 1998, he has been chairman and chief executive officer of Belmay, Inc., a global designer and manufacturer of fragrances and flavors. He has been employed by Belmay since 1988 in positions of increasing responsibility including chief financial officer, chief operating officer and president. Mr. Kesten received a B.A. from Emory University and an MBA from New York University.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Theodore Kesten, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of David Buckel, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Lawrence Burstein and James Scibelli, will expire at the third annual meeting.

These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating its acquisition. We believe that the skills and expertise of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transactional expertise should enable them to successfully identify and effect an acquisition.

We do not have an audit committee of our Board of Directors nor do we have an audit committee financial expert, because we do not believe the nature of our business is such that an audit committee or audit committee financial expert would be useful or necessary. Furthermore, our equity securities are not listed on an exchange or automated quotation system that requires its listed companies to appoint an audit committee.

We have not adopted a Code of Ethics that applies to our principal executive officer or principal financial officer, or persons performing similar functions, primarily because we do not and will not have any operations until such time as we enter into a business combination. We intend to adopt a Code of Ethics at or prior to such time as we enter into a business combination.

Conflicts of Interest

Investors and security holders should be aware of the following potential conflicts of interest:

•
None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. They may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us.

•
Since our directors own warrants that are subject to lock-up agreements restricting their sale until a business combination is successfully completed or the trust fund is distributed to our Class B stockholders, our board may have a conflict of interest in determining whether a particular target business is appropriate to effect a business combination.

•
The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business, and completing a business combination in a timely manner.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation's line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has agreed, until the earlier of a business combination or the distribution of the trust fund to the Class B stockholders, or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us subject to any pre-existing fiduciary or contractual obligations he might have.

In connection with the vote required for any business combination, all of our officers and directors who purchase Class B shares in this offering or following this offering in the open market, may vote their Class B shares in any manner they determine, in their sole discretion. To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our officers and directors unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our stockholders from a financial point of view.

Item 11.   Executive Compensation.

No executive officer has received any cash compensation for services rendered. We pay Unity Venture Capital Associates, an affiliate of Lawrence Burstein, a fee of $4,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide Mr. Burstein compensation in lieu of a salary. Other than this $4,000 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our officers and directors will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because none of our directors will be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety incurred on our behalf and subject to reimbursement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 15, 2005, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock or Class B common stock by (i) each person known by us to be the owner of more than 5% of our outstanding shares of common stock or Class B common stock, (ii) each director and (iii) all officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and Class B common stock shown as beneficially owned by them.

	Common Stock (1)		Class B Common Stock (1)
Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Ownership Percentage	Number of Shares of Class B Common Stock Beneficially Owned	Ownership Percentage
Edward S. Gutman(2)	—	—	146,700	9.8%
Jack Silver(3)	48,000	16.7%	100,000	6.7%
Ramapo Trust(4)	—	—	90,000	6.0%
Lawrence Burstein(5)	12,050	3.2	—	—
James Scibelli	50	*	—	—
David Buckel	—	—	—	—
Theodore Kesten	—	—	—	—
All directors and executive officers as a group (4 persons)	9,100	3.2	—	—

* Represents beneficial ownership of less than 1%.

(1)
Does not include shares of common stock issuable upon exercise of Class W warrants and Class Z warrants which are beneficially owned by each of the persons named in the above table but which are not exercisable until the later of (i) July 29, 2005 or (ii) the earlier of (a) the consummation by us of a business combination or (b) the distribution of our trust fund to our Class B shareholders.

(2)
Based on information contained in a Schedule 13G filed by Edward S. Gutman in March 2005, Mr. Gutman has sole power to vote or to direct the vote, and sole power to dispose or direct the disposition, of 146,700 shares of our Class B common stock. Such Schedule 13G states that 21,000 of such shares are held by the Gutman Family Foundation, of which Mr. Gutman is the President.

(3)
Based on information contained in two Schedule 13G's filed by Jack Silver in February 2005, Mr. Silver has sole power to vote or to direct the vote, and sole power to dispose or direct the disposition, of 48,000 shares of common stock and 100,000 shares of our Class B common stock. Such Schedule 13G states that all of such shares are held by the Sherleigh Associates Profit Sharing Plan, a trust of which Mr. Silver is the trustee.

(4)
Based on information contained in a Schedule 13G filed by Ramapo Trust in October 2004, Ramapo Trust has sole power to vote or to direct the vote, and sole power to dispose or direct the disposition, of 45,000 Series B units, which consists of 90,000 shares of Class B common stock, Class W warrants to purchase 45,000 shares of common stock and Class Z warrants to purchase 45,000 shares of common stock.

(5)
Does not include 3,000 shares of common stock owned by the wife of Mr. Burstein and 1,000 shares of common stock owned by the daughter of Mr. Burstein, of which Mr. Burstein disclaims beneficial ownership.

Item 13.   Certain Relationships and Related Transactions.

Prior to our initial public offering on August 4, 2004, we issued 100 shares of common stock for $500 in cash, or a purchase price of $5.00 per share. We also issued 362,500 Class W warrants and 362,500 Class Z warrants for $36,250 in cash, at a purchase price of $0.05 per warrant. These securities were issued to the individuals set forth below, as follows:

Name	Number of Shares of Common Stock	Number of Class W Warrants	Number of Class Z Warrants
Lawrence Burstein	50	170,000(1)	170,000(1)
James Scibelli	50	170,000	170,000
David Buckel	—	11,250	11,250
Theodore Kesten	—	11,250	11,250

(1)
Includes 90,000 Class W Warrants and 90,000 Class Z warrants held by Mr. Burstein’s affiliate, Unity Venture Capital Associates. In October 2004, Unity distributed an aggregate of 82,499 of such Class W Warrants and 82,499 of such Class Z Warrants to its stockholders (including 15,450 Class W Warrants and 15,450 Class Z Warrants to Mr. Burstein), leaving Unity the beneficial owner of 7,501 Class W Warrants and 7,501 Class Z Warrants.

Unity Venture Capital Associates makes available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We pay Unity $4,000 per month for these services. Mr. Burstein is the president and a principal stockholder of Unity and as a result, will benefit from the transaction to the extent of his interest in Unity. However, this arrangement is solely for our benefit and is not intended to provide Mr. Burstein compensation in lieu of a salary. We believe, based on rents and fees for similar services in the New York City metropolitan area, that the fee charged by Unity is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

Lawrence Burstein and James Scibelli advanced $46,000 to us as of July 29, 2004 to cover expenses related to our initial public offering. The loans were repaid on August 4, 2004.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $4,000 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our officers or directors, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

We have engaged HCFP/Brenner Securities LLC, the representative of the underwriters in our initial public offering, to act as our investment banker in connection with our business combination. We expect to pay HCFP/Brenner a cash fee of $75,000, and issue to HCFP/Brenner 7,500 shares of our common stock and five-year warrants to purchase 15,000 shares of our common stock @ $5.00 per share, at the closing of our business combination for assisting us in structuring and negotiating the terms of the transaction.

Item 14.   Principal Accounting Fees and Services.

Fees incurred by us for professional services provided by our independent registered public accounting firm from our inception (April 14, 2004) to December 31, 2004, in each of the following categories are approximately as follows:

Inception to December 31, 2004
Audit fees	$12,500
Audit-related fees	40,000
Tax fees	—
All other fees	—
Total	$52,500

Fees for audit services include fees associated with the audit of our annual financial statements, review of financial statements included in our quarterly reports on Form 10-Q and services provided by our auditors in connection with statutory and regulatory filings or engagements. Tax fees included tax compliance and tax consultations.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)	Financial Statements.

Our financial statements as set forth in the Index to Financial Statements attached hereto commencing on page F-1 are hereby incorporated by reference.

(b)	Exhibits.

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
2.1
Agreement and Plan of Merger dated as of March 24, 2005, by and among Adventure Holdings, S.A., V. Capital S.A., G. Bros. S.A., George D. Gourdomichalis, Stathis D. Gourdomichalis, Ion G. Varouxakis and Trinity Partners Acquisition Company, Inc.

3(i)	Certificate of Incorporation (1)
3(ii)	Bylaws (1)
4.1	Specimen Series A Unit Certificate (1)
4.2	Specimen Series B Unit Certificate (1)
4.3	Specimen Common Stock Certificate (1)

Exhibit Number	Exhibit Description
4.4	Specimen Class B Common Stock Certificate (1)
4.5	Specimen Class W Warrant Certificate (1)
4.6	Specimen Class Z Warrant Certificate (1)
4.7	Unit Purchase Option granted to HCFP/Brenner Securities LLC Underwriter
4.8	Warrant Agreement between American Stock Transfer & Trust Company and the Registrant
10.1	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Lawrence Burstein (1)
10.2	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and James Scibelli (1)
10.3	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and David Buckel (1)
10.4	Letter Agreement among the Registrant, HCFP/Brenner Securities LLC and Theodore Kesten (1)
10.5	Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

(1)	Attached as an Exhibit to Trinity’s Form S-1 (Registration No.: 333-115319) and incorporated herein by reference.

TRINITY PARTNERS ACQUISITION COMPANY INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:
Balance Sheet, December 31, 2004	F-3

Statement of Operations, for the period from
inception (April 14, 2004) to December 31, 2004	F-4

Statement of Stockholders’ Equity, for the
period from inception (April 14, 2004) to December 31, 2004	F-5

Statement of Cash Flows, for the period from
inception (April 14, 2004) through December 31, 2004	F-6

Notes to Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Trinity Partners Acquisition Company Inc.

We have audited the accompanying balance sheet of Trinity Partners Acquisition Company Inc. as of December 31, 2004, and the related statements of operations, stockholders’ equity and cash flows for the period from inception (April 14, 2004) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trinity Partners Acquisition Company Inc. as of December 31, 2004, and its results of operations and cash flows for the period from inception (April 14, 2004) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ J. H. Cohn LLP

Jericho, New York
February 15, 2005

Trinity Partners Acquisition Company Inc.
Balance Sheet

December 31, 2004

ASSETS
Current Assets
Cash and cash equivalents	$484,802
Restricted investment	7,601,236
Other assets	23,874
Total current assets	8,109,912
Total assets	$8,109,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$72,836
Total current liabilities	72,836

Common Stock, subject to possible conversion to cash, 298,851 shares at conversion value	1,519,490
Commitments and contingencies
Stockholders’ Equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 287,600 shares issued and outstanding	29
Common stock, Class B, par value $.0001 per share, 2,000,000 shares authorized, 1,196,149 shares issued and outstanding (including 298,851 shares subject to possible conversion to cash)	120
Additional paid-in capital	6,602,764
Accumulated deficit	(86,477)
Accumulated other comprehensive income	1,150
Total stockholders’ equity	6,517,586
Total liabilities and stockholders’ equity	$8,109,912

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Statement of Operations

From inception (April 14, 2004) to December 31, 2004

Revenue	$—
Operating expenses
Professional fees	75,948
Organization costs	15,911
Other operating costs	47,632
Loss from operations	(139,491)
Interest income	53,014
Net loss	$(86,477)
Weighted average number of shares outstanding:
Basic and diluted	1,020,615
Net loss per share, basic and diluted	$(0.08)

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Statement of Stockholders’ Equity

  From inception (April 14, 2004) to December 31, 2004

	Common Stock		Common Stock, Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance, April 14, 2004 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock for cash	100	—	—	—	500	—	—	500
Issuance of warrants for cash	—	—	—	—	36,250	—	—	36,250
Sale of 143,750 Series A units and 747,500 Series B units through public offering, net of underwriter’s discount and offering expenses and net proceeds allocable to 298,851, shares of Common Stock, Class B subject to possible conversion to cash	287,500	29	1,196,149	120	6,566,014	—	—	6,566,163
Net loss for the period	—	—	—	—	—	(86,477)		(86,477)
Change in unrealized gain on available-for-sale securities	—	—	—	—	—	—	1,150	1,150
Comprehensive loss								(85,327)
Balance, December 31, 2004	287,600	$29	1,196,149	$120	$6,602,764	$(86,477)	$1,150	$6,517,586

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Statement of Cash Flows

From inception (April 14, 2004) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on restricted investment	(50,336)
Changes in operating assets and liabilities:
Increase in other asset	(23,874)
Increase in accounts payable and accrued expenses	72,836
Net cash used in operating activities	(87,851)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash contributed to Trust Fund	(7,549,750)
Net cash used in investing activities	(7,549,750)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants	36,750
Proceeds from notes payable to stockholders	46,000
Repayments of notes payable to stockholders	(46,000)
Portion of net proceeds from sale of Series B Units through public offering allocable to shares of Common Stock subject to possible conversion to cash	1,509,198
Net proceeds from sale of units through public offering allocable to stockholders’ equity	6,576,455
Net cash provided by financing activities	8,122,403
Net increase in cash and cash equivalents	484,802
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$484,802

See notes to financial statements.

Trinity Partners Acquisition Company Inc.
Notes to Financial Statements

NOTE 1 - ORGANIZATION AND ACTIVITIES

Trinity Partners Acquisition Company Inc. (the “Company”) was incorporated in Delaware on April 14, 2004 as a blank check company whose objective is to raise money and acquire an operating business (a “Business Combination”) (Note 7).

As further discussed in Note 2, on July 29, 2004, the Company effected an initial public offering of its securities (the “Offering”) which closed on August 4, 2004.

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B units of $7,549,750 is held in a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion into cash of up to approximately 19.99% of the aggregate number of Class B shares sold, as further described below. If a Business Combination is not contracted in 12 months, or consummated in 18 months, subsequent to July 29, 2004, all of the proceeds of the Trust Fund will be returned to Class B stockholders.

As a result of its limited resources, the Company will, in all likelihood, have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company’s success will be entirely dependent upon the future performance of a single business.

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As discussed previously, if the Company is unable to effect a Business Combination within 18 months of the consummation of the Offering, the Company’s Certificate of Incorporation provides for the Company’s automatic liquidation. If the Company were to expend all of the net proceeds of the Offering not held in the Trust Fund prior to liquidation, but recognizing that such net proceeds could become subject to the claims of creditors of the Company which could be prior to the claims of stockholders of the Company, it is possible that the Company’s liquidation value may be less than the amount in the Trust Fund, inclusive of any net interest income thereon. Moreover, all of the Company’s initial stockholders have agreed to waive their respective rights to participate in any such liquidation distribution on shares owned prior to the Offering.

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company’s Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of the record date for determination of Class B stockholders entitled to vote on such Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.08 per share based on the value in the Trust Fund as of December 31, 2004. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A and Series B Units. A Series B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated. It is anticipated that the funds to be distributed to Class B stockholders who have their shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W and Class Z warrants that was received as part of the Series B units. The Company will not consummate any Business Combination if 20% or more in interest of the Class B stockholders exercise their conversion rights. Accordingly, the conversion value of $1,519,490 (298,851 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying balance sheet at December 31, 2004 as temporary capital.

NOTE 2 - PUBLIC OFFERING OF SECURITIES

In the Offering, the Company sold to the public 143,750 Series A Units (the “Series A Units” or a “Series A Unit”) and 747,500 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the Offering, including the exercise of the over allotment option, totaled $8,085,653, which was net of $973,472 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, five Class W Redeemable Warrants (a “Class W Warrant”), and five Class Z Redeemable Warrants (a “Class Z Warrant”). Each Series B unit consists of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

Both the Company’s common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the target business acquisition period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be cancelled and returned to the status of authorized but unissued shares.

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class W Warrants will expire on July 29, 2009 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants will expire on July 29, 2011 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

As part of the Offering, the Company sold to HCFP, as representative for the underwriters, for $100, an option (the “Underwriter’s Purchase Option” or “UPO”) to purchase up to a total of 12,500 additional Series A Units and/or 65,000 additional Series B Units. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share (110% of the exercise price of the warrants included in the units sold to the public) and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on July 29, 2009.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments - Restricted investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. While the Company’s intent is to hold debt securities to maturity, consistent with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average shares of common stock and Class B common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of 3,657,500 of outstanding warrants is antidilutive, they have been excluded from the Company’s computation of net loss per share. Therefore, basic and diluted loss per share were the same for the period from inception (April 14, 2004) through December 31, 2004.

Fair Value of Financial Instruments - The fair values of the Company’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate their carrying amounts presented in the balance sheet at December 31, 2004.

Use of Estimates and Assumptions - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results can, and in many cases will, differ from those estimates.

Income Taxes - Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 20,000,000 shares of common stock and 2,000,000 shares of Class B common stock. As of December 31, 2004, there were 287,600 shares of the Company’s common stock issued and outstanding and 1,495,000 shares of the Company’s Class B common stock issued and outstanding, including 298,851 Class B common shares subject to possible conversion to cash.

With the exercise of the over-allotment option (Note 2), subsequent to the Offering there are, 15,774,900 and 375,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officers’ and directors’ Class W Warrants and Class Z Warrants (Note 6).

The Company has no commitments to issue any shares of common stock other than as described herein; however, the Company will, in all likelihood, issue a substantial number of additional shares in connection with a Business Combination (Note 7). To the extent that additional shares of common stock are issued, dilution to the interests of the Company’s stockholders who participated in the Offering will occur.

Warrants

The Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2009. As of December 31, 2004 there were 1,828,750 Class W Warrants outstanding.

The Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2011. As of December 31, 2004 there were 1,828,750 Class Z Warrants outstanding.

NOTE 5 - INCOME TAXES

Significant components of the Company’s deferred tax assets at December 31, 2004 are as follows:

Net operating loss carryforward	$29,100
Organization and formation costs	5,500
Less valuation allowance	(34,600)
Net deferred tax asset	$—

The Company has a net operating loss carryforward of approximately $73,000 for federal and state income tax purposes as of December 31, 2004. The Company has recorded a full valuation allowance against its deferred tax assets as management believes it is not more likely than not that sufficient taxable income will be realized during the carryforward period to utilize the deferred tax asset. Realization of the future tax benefits is dependent upon many factors, including the Company’s ability to generate taxable income within the loss carry-forward period, which runs through 2024 subject to certain limitations.

NOTE 6 - RELATED PARTY TRANSACTIONS

The President of the Company is a principal stockholder, officer and director of Unity Venture Capital Associates, Ltd. (“Unity”), which purchased 90,000 Class W and 90,000 Class Z Warrants to acquire shares of common stock of the Company. In October 2004, Unity distributed an aggregate of 82,499 of such Class W Warrants and 82,499 of such Class Z Warrants to its stockholders (including 15,450 Class W Warrants and 15,450 Class Z Warrants to Mr. Burstein), leaving Unity the beneficial owner of 7,501 Class W Warrants and 7,501 Class Z Warrants. Beginning July 29, 2004, commensurate with the increase in activities primarily related to the Offering, the Company is obligated to pay Unity a monthly fee of $4,000 for general and administrative services, including the use of office space in premises occupied by Unity.

Prior to the effective date of the Offering, the Company obtained advances totaling approximately $46,000 in the form of non-interest bearing, unsecured notes payable from its Chairman and President, for expenses related to the Offering. As of December 31, 2004 such amounts have been fully repaid.

In April 2004, the Company issued to two stockholders and two members of the Board of Directors Class W Warrants to purchase 362,500 shares of the Company’s common stock, and Class Z Warrants to purchase 362,500 shares of the Company’s common stock, for an aggregate purchase price of $36,250.

NOTE 7 - SUBSEQUENT EVENTS

On March 28, 2005, the Company announced that it had executed a definitive agreement for the merger of the Company and Adventure Holdings, S.A. ("Adventure Holdings"). Adventure Holdings, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.”

The definitive merger agreement contemplates the merger of the Company with and into Adventure Holdings, with the Company's current stockholders receiving one share and one warrant of Adventure Holdings for each share and warrant they presently own. After giving effect to the merger, the Company's stockholders will own approximately 29.4% of Adventure Holdings. In addition, the management of Adventure Holdings will receive options and warrants to acquire an additional 950,000 shares of Adventure Holding’s common stock, exercisable at $5.00 per share over terms ranging from three to five years. The merger is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the transaction by the Company's stockholders. There can be no assurance that the proposed transaction will be consummated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY PARTNERS ACQUISITION COMPANY INC.

By:	/s/ Lawrence Burstein
Lawrence Burstein President and Treasurer (Principal Executive and Financial Officer)
Date: March 31, 2005

____________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence Burstein
Lawrence Burstein	President and Treasurer (Principal Executive and Financial Officer)	March 31, 2005

/s/ James Scibelli
James Scibelli	Chairman and Secretary	March 29, 2005

/s/ David Buckel
David Buckel	Director	March 28, 2005

/s/ Theodore Kesten
Theodore Kesten	Director	March 31, 2005