Form 10-Q
period 2005-03-31
Trinity Partners Acquistion CO Inc.
filed 2005-05-20
CIK 1289632

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
March 31, 2005

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
  Yes |X|     No |   |

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
  Yes | |     No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 16, 2005

Common Stock, par value $0.0001 per share	287,600
Class B Common Stock, par value $0.0001 per share	1,495,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trinity Partners Acquisition Company Inc.
Condensed Balance Sheets

ASSETS	March 31, 2005	December 31, 2004
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$444,479	$484,802
Restricted investment	7,642,601	7,601,236
Other assets	-	23,874
Total current assets	8,087,080	8,109,912
Total assets	$8,087,080	$8,109,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued expenses	$249,991	$72,836
Total current liabilities	249,991	72,836

Common Stock, subject to possible conversion to cash,
298,851 shares at conversion value	1,527,759	1,519,490

Commitments and contingencies

Stockholders' Equity

Preferred stock, par value $.0001 per share,
5,000 shares authorized, no shares issued	-	-

Common stock, par value $.0001 per share,
20,000,000 shares authorized, 287,600 shares issued
and outstanding	29	29

Common stock, Class B, par value $.0001 per share,
2,000,000 shares authorized, 1,196,149 shares issued
and outstanding (excluding 298,851 shares subject to
possible conversion to cash)	120	120
Additional paid-in capital	6,594,495	6,602,764
Accumulated deficit	(285,314)	(86,477)
Accumulated other comprehensive income	-	1,150
Total stockholders' equity	6,309,330	6,517,586
Total liabilities and stockholders' equity	$8,087,080	$8,109,912

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.
Condensed Statement of Operations

For the Three Months Ended March 31, 2005
(Unaudited)

Revenue	$-

Operating expenses
Transaction costs	190,116
Professional fees	22,443
Other operating costs	30,873
Loss from operations	(243,432)

Interest income	44,595
Net loss	$(198,837)

Weighted average number of shares outstanding:
Basic and diluted	1,782,600

Net loss per share, basic and diluted	$(0.11)

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.
Condensed Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2005
(Unaudited)

	Common Stock		Common Stock, Class B		Additional Paid -In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2004	287,600	$29	1,196,149	$120	$6,602,764	$(86,477)	$1,150	$6,517,586

Allocation of value to Class B shares subject to possible conversion to cash	-	-	-	-	(8,269)	-	-	(8,269)

Net loss for the period	-	-	-	-	-	(198,837)	-	(198,837)

Change in unrealized gain on available-for-sale securities	-	-	-	-	-	-	(1,150)	(1,150)

Comprehensive loss								(199,987)

Balance, March 31, 2005	287,600	$29	1,196,149	$120	$6,594,495	$(285,314)	$-	$6,309,330

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.
Condensed Statement of Cash Flows

For the Three Months Ended March 31, 2005
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(198,837)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization of discount on restricted investment	(42,515)
Changes in operating liabilities:
Increase in accounts payable and accrued expenses	201,029
Net cash used in operating activities and net decrease in cash and cash equivalents	(40,323)

Cash and cash equivalents at beginning of period	484,802

Cash and cash equivalents at end of period	$444,479

Supplemental disclosure of non-cash financing activities:

Allocation of value to Class B shares,
subject to possible conversion to cash	$8,269

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.
Notes to Condensed Financial Statements

NOTE 1 - ORGANIZATION AND ACTIVITIES

Trinity Partners Acquisition Company Inc. (the “Company”) was incorporated in Delaware on April 14, 2004 as a blank check company whose objective is to raise money and acquire an operating business (a “Business Combination”) (See Recent Events below).

As further discussed in Note 3, on July 29, 2004, the Company effected an initial public offering of its securities (the "Offering") which closed on August 4, 2004.

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B Units (defined in Note 3 below) of $7,549,750 were deposited into a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion into cash of up to approximately 19.99% of the aggregate number of Class B shares sold, as further described below. If a Business Combination is not contracted by July 29, 2005, or consummated by January 29, 2006, all of the proceeds of the Trust Fund will be returned to Class B stockholders.

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

Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As noted above, if the Company is unable to effect a Business Combination by February 4, 2006, the Company's Certificate of Incorporation provides for the Company's automatic liquidation. If the Company were to expend all of the net proceeds of the Offering not held in the Trust Fund prior to liquidation, but recognizing that such net proceeds could become subject to the claims of creditors of the Company which could be prior to the claims of stockholders of the Company, it is possible that the Company's liquidation value may be less than the amount in the Trust Fund, inclusive of any net interest income thereon. Moreover, all of the Company's initial stockholders have agreed to waive their respective rights to participate in any such liquidation distribution on shares owned prior to the Offering.

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company’s Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of the record date for determination of Class B stockholders entitled to vote on such Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.11 per share based on the value in the Trust Fund as of March 31, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A and Series B Units. A Series B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated. It is anticipated that the funds to be distributed to Class B stockholders who have their shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W and Class Z warrants that was received as part of the Series B units. The Company will not consummate any Business Combination if 20% or more in interest of the Class B stockholders exercise their conversion rights. Accordingly, the conversion value of $1,527,759 (298,851 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying condensed balance sheet at March 31, 2005 as temporary capital.

Recent Events

On March 24, 2005, the Company executed a definitive agreement for the merger of the Company and FreeSeas, Inc. (“FreeSeas”), formerly known as Adventure Holdings, S.A. (the “Transaction”). FreeSeas, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.” In additon, in April 2005, FreeSeas, through a newly formed subsidiary, entered into a memorandum of agreement to acquire a new carrier.  The purchase price for the carrier is $11,025,000. Delivery of the carrier and completion of the purchase is expected to occur in the late second quarter of 2005.

The definitive merger agreement for the Transaction contemplates the merger of the Company with and into FreeSeas, with the Company's current stockholders receiving one share and one warrant of FreeSeas for each share and warrant they presently own. After giving effect to the Transaction, the Company's stockholders will own approximately 28.4% of FreeSeas. In addition, the management of FreeSeas will receive options and warrants to acquire an additional 950,000 shares of FreeSeas’ common stock, exercisable at $5.00 per share over terms ranging from three to five years. The proposed merger is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transaction by the Company's stockholders. On May 11, 2005, a joint proxy statement/prospectus relating to the Transaction was filed as part of a FreeSeas registration statement on Form F-1. There can be no assurance that the Transaction will be consummated.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Comparative statements of operations and statements of cash flows for the quarter ended March 31, 2004 have not been presented as the Company was not incorporated and did not begin its operations until April 14, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The operating results for the period ended March 31, 2005 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Restricted Investments - Restricted investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income (loss), net of applicable taxes.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average shares of common stock and Class B common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the effect of outstanding warrants of 3,657,500 is antidilutive, they have been excluded from the Company’s computation of net loss per share. Therefore, basic and diluted loss per share were the same for the three months ended March 31, 2005.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107 approximate their carrying amounts presented in the balance sheet at March 31, 2005.

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

Reclassifications - Certain prior year amounts have been reclassified to conform to the current period presentation.

New Accounting Pronouncements - The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

NOTE 3 - PUBLIC OFFERING OF SECURITIES

In the Offering, effective July 29, 2004 (closed on August 4, 2004), the Company sold to the public 143,750 Series A Units (the “Series A Units” or a “Series A Unit”) and 747,500 Series B Units (the “Series B Units” or a “Series B Unit”) at a price of $10.50 and $10.10 per unit, respectively, inclusive of an option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the initial public offering, including the exercise of the over allotment option, totaled $8,085,653 which was net of $973,472 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company’s common stock, five Class W Redeemable Warrants (a “Class W Warrant”), and five Class Z Redeemable Warrants (a “Class Z Warrant”). Each Series B Unit consists of two shares of the Company’s Class B common stock, one Class W Warrant, and one Class Z Warrant.

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

Common Stock and Class B Common Stock

The Company is authorized to issue 20,000,000 shares of common stock and 2,000,000 shares of Class B common stock. As of March 31, 2005 there were 287,600 shares of the Company’s common stock issued and outstanding and 1,495,000 shares of the Company’s Class B common stock issued and outstanding, including 298,851 Class B common shares subject to possible conversion to cash.

With the exercise of the over-allotment option (Note 3), subsequent to the Offering there are 15,774,900 and 375,000 authorized but unissued shares of the Company’s common stock and the Company’s Class B common stock, respectively, available for future issuance, after appropriate reserves for the issuance of common stock in connection with the Class W Warrants and Class Z Warrants, the Underwriters Purchase Option and the officers' and directors' Class W Warrants and Class Z Warrants.

The Company has no commitments to issue any shares of common stock other than as described herein.

Warrants

The Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2009. As of March 31, 2005 there were 1,828,750 Class W Warrants outstanding.

The Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2011. As of March 31, 2005 there were 1,828,750 Class Z Warrants outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

The President of the Company is a principal stockholder, officer and director of Unity Venture Capital Associates Ltd. ("Unity") which at the time of the Offering owned 90,000 Class W Warrants and 90,000 Class Z Warrants. In October 2004, Unity distributed an aggregate of 82,499 of such Class W Warrants and 82,499 of such Class Z Warrants to its stockholders (including 15,450 Class W Warrants and 15,450 Class Z Warrants to Mr. Burstein), leaving Unity the beneficial owner of 7,501 Class W Warrants and 7,501 Class Z Warrants. Since July 29, 2004, upon completion of the Offering, the Company has been obligated to pay Unity a monthly fee of $4,000 for office and secretarial services, including the use of office space in premises occupied by Unity.

In April 2004, the Company issued to each member of our Board of Directors, two of whom are our founding stockholders, Class W Warrants to purchase an aggregate of 362,500 shares of the Company’s common stock, and Class Z Warrants to purchase an aggregate of 362,500 shares of the Company’s common stock, for an aggregate purchase price of $36,250.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report and the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2004.

Recent Events

On March 24, 2005, we executed a definitive agreement for our merger with FreeSeas, Inc. (“FreeSeas”), formerly known as Adventure Holdings, S.A. (the “Transaction”). FreeSeas, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.” In additon, in April 2005, FreeSeas, through a newly formed subsidiary, entered into a memorandum of agreement to acquire a new carrier.  The purchase price for the carrier is $11,025,000. Delivery of the carrier and completion of the purchase price is expected to occur in the late second quarter of 2005.

The definitive merger agreement for the Transaction contemplates our merger with and into FreeSeas, with our current stockholders receiving one share and one warrant of FreeSeas for each share and warrant they presently own. After giving effect to the Transaction, our stockholders will own approximately 28.4% of FreeSeas. In addition, the management of FreeSeas will receive options and warrants to acquire an additional 950,000 shares of FreeSeas’ common stock, exercisable at $5.00 per share over terms ranging from three to five years. The Transaction is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transaction by our stockholders. On May 11, 2005, a joint proxy statement / prospectus relating to the Transaction was filed as part of a FreeSeas registration statement on Form F-1. There can be no assurance that the Transaction will be consummated.

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

For a description of the proceeds generated in the offering and a discussion of the use of such proceeds, see liquidity and capital resources below and Notes 1 and 3 of the interim financial statements included elsewhere in this Form 10-Q.

Operations

Net loss for the three months ended March 31, 2005 consisted of interest income on the Trust Fund investment and cash and cash equivalents of $44,595, offset by operating expenses of $190,116 for transaction costs, $22,443 for professional fees, and $30,873 for other operating expenses, which includes $12,000 of expense related to a monthly administrative services agreement with an affiliate.

Liquidity and Capital Resources

We consummated our initial public offering on August 4, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $9,059,125. After deducting offering expenses of $973,472, net proceeds were $8,085,653. Of this amount, $7,549,750 was placed in a trust account and the remaining proceeds have been available to be used to provide for our business, legal and accounting due diligence costs on prospective acquisitions and our continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through January 31, 2006, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business purpose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of Lawrence Burstein, our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, Mr. Burstein concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2005