Form 10-Q
period 2005-06-30
Trinity Partners Acquistion CO Inc.
filed 2005-08-16
CIK 1289632

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended
June 30, 2005

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
  Yes |X|     No |   |

Indicate by checkmark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
  Yes |   |     No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2005
Common Stock, par value $0.0001 per share	287,600
Class B Common Stock, par value $0.0001 per share	1,495,000

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Trinity Partners Acquisition Company Inc.

Condensed Balance Sheets

ASSETS	June 30, 2005 Unaudited	December 31, 2004 (Note 2)
Current Assets

Cash and cash equivalents	$409,295	$484,802
U.S. government securities held in trust fund	7,692,921	7,601,236
Other assets	—	23,874

Total current assets	8,102,216	8,109,912

Total assets	$8,102,216	$8,109,912

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses	$48,467	$48,962
Accrued transaction costs	326,471	23,874
Total current liabilities	374,938	72,836
Common stock, subject to possible conversion to cash, 298,851 shares at conversion value	1,537,817	1,519,490

Commitments

Stockholders' equity
Preferred stock, par value $.0001 per share, 5,000 shares authorized, no shares issued	—	—
Common stock, par value $.0001 per share, 20,000,000 shares authorized, 287,600 shares issued and outstanding	29	29
Common stock, Class B, par value $.0001 per share, 2,000,000 shares authorized, 1,196,149 shares issued and outstanding (excluding 298,851 shares subject to possible conversion to cash)	120	120
Additional paid-in capital	6,584,437	6,602,764
Accumulated deficit	(394,983)	(86,477)
Accumulated other comprehensive income (loss)	(142)	1,150
Total stockholders' equity	6,189,461	6,517,586
Total liabilities and stockholders' equity	$8,102,216	$8,109,912

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30, 2005	From inception (April 14, 2004) to June 30, 2004
Revenue	$—	$—

Operating expenses
Transaction costs	126,653	—
Professional fees	5,000	18,794
Other operating costs	31,067	—

Loss from operations	(162,720)	(18,794)

Interest income	53,051	—

Net loss	$(109,669)	$(18,794)

Weighted average number of shares outstanding:
Basic and diluted	1,782,600	100

Net loss per share, basic and diluted	$(0.06)	$(187.94)

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.

Condensed Statements of Operations

(Unaudited)

	For the six months ended June 30, 2005	From inception (April 14, 2004) to June 30, 2004
Revenue	$—	$—

Operating expenses
Transaction costs	316,769	—
Professional fees	27,443	18,794
Other operating costs	61,940	—

Loss from operations	(406,152)	(18,794)

Interest income	97,646	—

Net loss	$(308,506)	$(18,794)

Weighted average number of shares outstanding:
Basic and diluted	1,782,600	100

Net loss per share, basic and diluted	$(0.17)	$(187.94)

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.

Condensed Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2005
(Unaudited)

	Common Stock		Common Stock, Class B
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance, December 31, 2004	287,600	$29	1,196,149	$120	$6,602,764	$(86,477)	$1,150	$6,517,586

Allocation of value to Class B shares subject to possible conversion to cash	—	—	—	—	(18,327)	—	—	(18,327)

Net loss for the period	—	—	—	—	—	(308,506)	—	(308,506)

Change in unrealized loss on available-for-sale securities	—	—	—	—	—	—	(1,292)	(1,292)

Comprehensive loss								(309,798)
Balance, June 30, 2005	287,600	$29	1,196,149	$120	$6,584,437	$(394,983)	$(142)	$6,189,461

See accompanying notes to condensed financial statements.

Trinity Partners Acquisition Company Inc.

Condensed Statement of Cash Flows

(Unaudited)

	For the six months ended June 30, 2005	From inception (April 14, 2004) to June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(308,506)	$(18,794)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of discount on U.S. Government Securities held in Trust Fund	(92,977)	—
Changes in operating assets and liabilities:
Decrease in other assets	23,874	—
Increase (decrease) in accounts payable and accrued expenses	(495)	48,150
Increase in accrued transaction costs	302,597	—
Net cash provided by operating activities	75,507	29,356

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of U.S. government securities held in trust fund	(15,247,000)	—
Maturity of U.S. government securities held in trust fund	15,247,000	—
Net cash provided by investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock and warrants	—	36,750
Proceeds from notes payable to stockholders	—	46,000
Deferred registration costs	—	(78,611)
Net cash provided by financing activities	—	4,139
Net increase (decrease) in cash and cash equivalents	(75,507)	33,495
Cash and cash equivalents at beginning of period	484,802	—
Cash and cash equivalents at end of period	$409,295	$33,495
Supplemental disclosure of non-cash investing and financing activities:
Allocation of value to Class B shares, subject to possible conversion to cash	$18,237	—

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

Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B Units (defined in Note 3 below) of $7,549,750 were deposited into a trust fund (the “Trust Fund”) until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion into cash of up to approximately 19.99% of the aggregate number of Class B shares sold, as further described below. If a Business Combination, including the Business Combination contemplated by the transaction described under the heading Recent Events below, is not consummated by February 4, 2006, all of the proceeds of the Trust Fund will be returned to Class B stockholders and all outstanding Class B common shares would be automatically cancelled and returned to the status of authorized but unissued shares.

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

At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company’s Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company’s common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of the record date for determination of Class B stockholders entitled to vote on such Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.15 per share based on the value in the Trust Fund as of June 30, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A and Series B Units. A Series B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated. It is anticipated that the funds to be distributed to Class B stockholders who have their shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W and Class Z warrants that was received as part of the Series B units. The Company will not consummate any Business Combination if 20% or more in interest of the Class B stockholders exercise their conversion rights. Accordingly, the conversion value of $1,537,817 (298,851 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying condensed balance sheet at June 30, 2005 as temporary capital.

Recent Events

On March 24, 2005, the Company executed a definitive agreement for the merger of the Company and FreeSeas, Inc. (“FreeSeas”), formerly known as Adventure Holdings, S.A. (the “Transaction”). FreeSeas, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.” In addition, in June 2005, FreeSeas, through a newly formed subsidiary, acquired a new carrier for a purchase price of $11,025,000.

The definitive merger agreement for the Transaction contemplates the merger of the Company with and into FreeSeas, with the Company's current stockholders receiving one share and one warrant of FreeSeas for each share and warrant they presently own. After giving effect to the Transaction, the Company's stockholders will own approximately 28.4% of FreeSeas. In addition, the management of FreeSeas will receive options and warrants to acquire an additional 950,000 shares of FreeSeas’ common stock, exercisable at $5.00 per share over terms ranging from three to five years. The proposed merger is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transaction by the Company's stockholders. On May 11, 2005, a joint proxy statement/prospectus relating to the Transaction was filed as part of a FreeSeas registration statement on Form F-1. The Form F-1 was amended and refiled on July 22, 2005. There can be no assurance that the Transaction will be consummated.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements — The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company’s audited financial statements included in Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The accompanying condensed balance sheet as of December 31, 2004 has been derived from the Company's audited financial statements included in Form 10-K for the year ended December 31, 2004. The operating results for the periods ended June 30, 2005 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Cash and Cash Equivalents — Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

Investments — Investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying condensed statement of operations.

The Company’s restricted investment held in trust at June 30, 2005 consists of an investment in United States of America government treasury securities, with a maturity date of July 7, 2005, and is stated at amortized cost. The fair market value of the restricted investment was $7,692,921 as of June 30, 2005, including $142 of unrealized losses, which are reported as a component of other comprehensive loss as of June 30, 2005. The Company recognized interest income of $50,462 from amortization of the discount on the investment during the three months ended June 30, 2005 and $92,977 from amortization of the discount on the investment during the six months ended June 30, 2005, which is included in interest income on the accompanying condensed statements of operations for the respective periods.

Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common and Class B common stock outstanding.

Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average shares of common stock and Class B common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of outstanding warrants to purchase 3,657,500 shares of common stock and the outstanding UPO (as defined in Note 3 below) to purchase 12,500 Series A Units and 65,000 Series B Units, is anti-dilutive, they have been excluded from the Company’s computation of fully diluted net loss per share. Therefore, basic and diluted loss per share were the same for the three and six months ended June 30, 2005 and for the period from inception (April 12, 2004) to June 30, 2004.

Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at June 30, 2005.

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

Both the Company’s common stock and Class B common stock have one vote per share. However, the Class B stockholders may, and the common stockholders may not, vote in connection with a Business Combination. Further, should a Business Combination not be consummated during the target business acquisition period, the Trust Fund would be distributed pro-rata to all of the Class B common stockholders and their Class B common shares would be automatically cancelled and returned to the status of authorized but unissued shares.

Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class W Warrants will expire on July 29, 2009 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29 , 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants will expire on July 29, 2011 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC (“HCFP”) , the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

Upon closing of the public offering, the Company issued an option, for $100, to HCFP (the “Underwriters Purchase Option” or “UPO”), to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 65,000 Series B units at an exercise price of $16.665 per unit. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity, which was offset by an equivalent increase in equity for the issuance of the option. The Company estimated the fair value of this UPO, approximately $225,000, using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.61% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on July 29, 2009.

NOTE 4 - CAPITAL STOCK

Preferred Stock

The Company is authorized to issue up to 5,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

The Company is authorized to issue 20,000,000 shares of common stock and 2,000,000 shares of Class B common stock. As of June 30, 2005 there were 287,600 shares of the Company’s common stock issued and outstanding and 1,495,000 shares of the Company’s Class B common stock issued and outstanding, including 298,851 Class B common shares subject to possible conversion to cash.

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

Warrants

The Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2009. As of June 30, 2005 there were 1,828,750 Class W Warrants outstanding.

The Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2011. As of June 30, 2005 there were 1,828,750 Class Z Warrants outstanding.

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Since July 29, 2004, upon completion of the Offering, the Company has been obligated to pay Unity a monthly fee of $4,000 for office and secretarial services, including the use of office space in premises occupied by Unity. During the six and three months ended June 30, 2005 $24,000 and $12,000, respectively, was paid to Unity for such services.

In April 2004, the Company issued to each member of our Board of Directors, two of whom are our founding stockholders, Class W Warrants to purchase an aggregate of 362,500 shares of the Company’s common stock, and Class Z Warrants to purchase an aggregate of 362,500 shares of the Company’s common stock, for an aggregate purchase price of $36,250.

NOTE 6 — COMMITMENTS

HCFP has been engaged by the Company to act as the Company’s non exclusive investment banker in connection with its proposed Business Combination (Note 1). For assisting the Company in structuring and negotiating the terms of the Transaction, the Company must pay HCFP a fee of $75,000 of cash, and issue to HCFP 7,500 shares of common stock and five year warrants to purchase 15,000 shares of common stock at $5.00 per share, at the closing of the Transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report and the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2004.

Recent Events

On March 24, 2005, we executed a definitive agreement for our merger with FreeSeas, Inc. (“FreeSeas”), formerly known as Adventure Holdings, S.A. (the “Transaction”). FreeSeas, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V “Free Destiny” and the M/V “Free Envoy.” In addition, in June 2005, FreeSeas, through a newly formed subsidiary, acquired a new carrier for a purchase price of $11,025,000.

The definitive merger agreement for the Transaction contemplates our merger with and into FreeSeas, with our current stockholders receiving one share and one warrant of FreeSeas for each share and warrant they presently own. After giving effect to the Transaction, our stockholders will own approximately 28.4% of FreeSeas. In addition, the management of FreeSeas will receive options and warrants to acquire an additional 950,000 shares of FreeSeas’ common stock, exercisable at $5.00 per share over terms ranging from three to five years. The Transaction is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission and approval of the Transaction by our stockholders. On May 11, 2005, a joint proxy statement/prospectus relating to the Transaction was filed as part of a FreeSeas registration statement on Form F-1. The joint proxy statement/prospectus on Form F-1 was amended and refiled with the Securities and Exchange Commission on July 22, 2005. There can be no assurance that the Transaction will be consummated.

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

Operations

Net loss for the three months ended June 30, 2005 of $109,669 consisted of interest income on the Trust Fund investment of $50,462 and interest on cash and cash equivalents of $2,589, offset by expenses of $162,720, consisting of $126,653 for Transaction expenses, $5,000 for professional fees, and $31,067 for other expenses, which includes $12,000 of expense related to a monthly administrative services agreement with an affiliate.

Net loss for the six months ended June 30, 2005 of $308,506 consisted of interest income on the Trust Fund investment of $92,979 and interest on cash and cash equivalents of $4,667, offset by expenses of $406,152, consisting of $316,769 for Transaction expenses, $27,443 for professional fees, and $61,940 for other expenses, which includes $24,000 of expense related to a monthly administrative services agreement with an affiliate.

For the period from inception (April 14, 2004) through June 30, 2004, we had a net loss of $18,794, attributable to organization, formation and general and administrative expenses.

We believe that we have sufficient available funds to complete our efforts to effect a business combination with an operating business.

Liquidity and Capital Resources

We consummated our initial public offering on August 4, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $9,059,125. After deducting offering expenses of $973,472, net proceeds were $8,085,653. Of this amount, $7,549,750 was placed in a trust account and the remaining proceeds have been available to be used to provide for our business, legal and accounting due diligence costs on prospective acquisitions and our continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through January 31, 2006, assuming that a business combination is not consummated during that time. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business purpose.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of Lawrence Burstein, our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, Mr. Burstein concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Burstein, to allow timely decisions regarding required disclosure.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRINITY PARTNERS ACQUISITION COMPANY INC.

Date: August 16, 2005	By:	/s/ Lawrence Burstein
Lawrence Burstein
President and Treasurer (Principal Executive and Financial Officer)