Form 10-Q
period 2005-09-30
Trinity Partners Acquistion CO Inc.
filed 2005-11-14
CIK 1289632

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For The Quarterly Period Ended
                               September 30, 2005

                         Commission file number: 0-50860

                    TRINITY PARTNERS ACQUISITION COMPANY INC.
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                         20-1025065
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                       Identification Number)

                          245 Fifth Avenue, Suite 1600
                            New York, New York 10016
              (Address of Principal Executive Offices and Zip Code)

                                 (212) 696-4282
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes | | No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
Class                                                     November 10, 2005
-----                                                     -----------------
Common Stock, par value $0.0001 per share                      287,600
Class B Common Stock, par value $0.0001 per share            1,495,000

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    Trinity Partners Acquisition Company Inc.

                            Condensed Balance Sheets

                              ASSETS                          September 30, 2005     December 31, 2004
                                                                  Unaudited             (Note 2)
                                                                 -----------          -----------

Current Assets
     Cash and cash equivalents                                   $   340,924          $   484,802
     Securities held in Trust Fund                                 7,757,745            7,601,236
     Other assets                                                         --               23,874
                                                                 -----------          -----------
         Total current assets                                      8,098,669            8,109,912
                                                                 -----------          -----------
         Total assets                                            $ 8,098,669          $ 8,109,912
                                                                 ===========          ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued expenses                       $    66,767          $    48,962
     Accrued transaction costs                                       328,826               23,874
                                                                 -----------          -----------
         Total current liabilities                                   395,593               72,836
                                                                 -----------          -----------

Common stock, subject to possible conversion to cash,
     298,851 shares at conversion value                            1,550,776            1,519,490
                                                                 -----------          -----------

Commitments

Stockholders' Equity
     Preferred stock, par value $.0001 per share,
         5,000 shares authorized, no shares issued                        --                   --
     Common stock, par value $.0001 per share,
         20,000,000 shares authorized, 287,600 shares issued
         and outstanding                                                  29                   29
     Common stock, Class B, par value $.0001 per share,
         2,000,000 shares authorized, 1,196,149 shares issued
         and outstanding (excluding 298,851 shares subject to
         possible conversion to cash)                                    120                  120
     Additional paid-in capital                                    6,571,478            6,602,764
     Accumulated deficit                                            (419,327)             (86,477)
     Accumulated other comprehensive income                               --                1,150
                                                                 -----------          -----------
         Total stockholders' equity                                6,152,300            6,517,586
                                                                 -----------          -----------
         Total liabilities and stockholders' equity              $ 8,098,669          $ 8,109,912
                                                                 ===========          ===========

            See accompanying notes to condensed financial statements.

                    Trinity Partners Acquisition Company Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                  For the three months    For the three months
                                                   ended September 30,    ended September 30,
                                                        2005                    2004
                                                     -----------              -----------
Revenue                                              $        --              $        --
                                                     -----------              -----------

Operating expenses
     Transaction costs                                    56,729                       --
     Professional fees                                    13,500                   45,352
     Other operating costs                                21,631                   10,351
                                                     -----------              -----------

Loss from operations                                     (91,860)                 (55,703)

Interest income                                           67,516                   20,056
                                                     -----------              -----------

Net loss                                             $   (24,344)             $   (35,647)
                                                     ===========              ===========

Weighted average number of shares outstanding:
     Basic and diluted                                 1,782,600                1,123,850
                                                     ===========              ===========

Net loss per share, basic and diluted                $     (0.01)             $     (0.03)
                                                     ===========              ===========


            See accompanying notes to condensed financial statements.

                    Trinity Partners Acquisition Company Inc.

                       Condensed Statements of Operations

                                   (Unaudited)

                                                   For the nine months   From inception (April
                                                   ended September 30,        14, 2004) to
                                                          2005             September 30, 2004
                                                     -----------              -----------
Revenue                                              $        --              $        --
                                                     -----------              -----------

Operating expenses
     Transaction costs                                   373,499                       --
     Professional fees                                    43,443                   63,813
     Other operating costs                                81,069                   10,685
                                                     -----------              -----------

Loss from operations                                    (498,011)                 (74,498)

Interest income                                          165,161                   20,056
                                                     -----------              -----------

Net loss                                             $  (332,850)             $   (54,442)
                                                     ===========              ===========

Weighted average number of shares outstanding:
     Basic and diluted                                 1,782,600                  608,247
                                                     ===========              ===========

Net loss per share, basic and diluted                $     (0.19)             $     (0.09)
                                                     ===========              ===========


            See accompanying notes to condensed financial statements.

                    Trinity Partners Acquisition Company Inc.

                   Condensed Statement of Stockholders' Equity

                  For the Nine Months Ended September 30, 2005
                                   (Unaudited)


                                                                                                           Accumulated
                                                                Common Stock,                                Other
                                               Common Stock       Class B        Additional                Comprehensive
                                            ---------------- ----------------     Paid-In     Accumulated     Income
                                            Shares    Amount   Share   Amount     Capital       Deficit       (Loss)       Total
                                            -------    ---   ---------   ----   -----------    ---------    ---------   ------------
Balance, December 31, 2004                  287,600    $29   1,196,149   $120   $ 6,602,764    $ (86,477)   $  1,150    $ 6,517,586

Allocation of value to Class B shares
subject to possible conversion to cash           --     --          --     --       (31,286)          --          --        (31,286)

Net loss for the period                          --     --          --     --            --     (332,850)         --       (332,850)

Change in unrealized loss on
available-for-sale securities                    --     --          --     --            --           --      (1,150)        (1,150)
                                                                                                                        ------------

Comprehensive loss                                                                                                         (334,000)
                                            -------    ---   ---------   ----   -----------    ---------    ---------   ------------

Balance, September 30, 2005 (Unaudited)     287,600    $29   1,196,149   $120   $ 6,571,478    $(419,327)   $     --    $ 6,152,300
                                            =======    ===   =========   ====   ===========    =========    =========   ============

            See accompanying notes to condensed financial statements.

                    Trinity Partners Acquisition Company Inc.

                        Condensed Statement of Cash Flows

                                   (Unaudited)

                                                                  For the nine months   From inception (April
                                                                  ended September 30,        14, 2004) to
                                                                         2005             September 30, 2004
                                                                     ------------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $   (332,850)         $   (54,442)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Amortization of discount on Securities held in Trust Fund       (157,659)             (19,216)
     Changes in operating assets and liabilities:
         Decrease in other assets                                          23,874                   --
         Increase in accounts payable and accrued expenses                 17,805               40,983
         Increase in accrued transaction costs                            304,952                   --
                                                                     ------------          -----------
Net cash used in operating activities                                    (143,878)             (32,675)
                                                                     ------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of securities held in Trust Fund                        (22,944,000)          (7,549,750)
     Maturity of securities held in Trust Fund                         22,944,000                   --
                                                                     ------------          -----------
Net cash used in investing activities                                          --           (7,549,750)
                                                                     ------------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from sales of common stock and warrants                          --               36,750
     Proceeds from notes payable to stockholders                               --               46,000
     Repayments from notes payable to stockholders                             --              (46,000)
     Portion of net proceeds from sale of Series B Units through public offering allocable to shares of Common Stock
         subject to possible conversion to cash                                --            1,509,198
     Net proceeds from sale of units through public offering
         allocable to stockholders' equity                                     --            6,576,455
                                                                     ------------          -----------
Net cash provided by financing activities                                      --            8,122,403
                                                                     ------------          -----------

Net increase (decrease) in cash and cash equivalents                     (143,878)             539,978

Cash and cash equivalents at beginning of period                          484,802                   --
                                                                     ------------          -----------

Cash and cash equivalents at end of period                           $    340,924          $   539,978
                                                                     ============          ===========

Supplemental disclosure of non-cash investing and financing
activities:
     Allocation of value to Class B shares, subject to possible
         conversion to cash                                          $     31,286          $     4,180
                                                                     ============          ===========

            See accompanying notes to condensed financial statements.

                    Trinity Partners Acquisition Company Inc.

                     Notes to Condensed Financial Statements

NOTE 1 - ORGANIZATION AND ACTIVITIES

      Trinity Partners Acquisition Company Inc. (the "Company") was incorporated in Delaware on April 14, 2004 as a blank check company whose objective is to raise money and acquire an operating business (a "Business Combination") (See Recent Events below).

      As further discussed in Note 3, on July 29, 2004, the Company effected an initial public offering of its securities (the "Offering") which closed on August 4, 2004.

      Although substantially all of the proceeds of the Offering are intended to be utilized to effect a Business Combination, the proceeds are not specifically designated for this purpose. The gross proceeds from the Offering and sale of the Series B Units (defined in Note 3 below) of $7,549,750 were deposited into a trust fund (the "Trust Fund") until the earlier of the completion of a Business Combination or the distribution of proceeds to Class B stockholders. If a Business Combination is consummated, the conversion rights afforded to the Class B stockholders may result in the conversion into cash of up to approximately 19.99% of the aggregate number of Class B shares sold, as further described below. If a Business Combination, including the Business Combination contemplated by the transaction described under the heading Recent Events below, is not consummated by February 4, 2006, all of the proceeds of the Trust Fund will be returned to Class B stockholders and all outstanding Class B common shares would be automatically cancelled and returned to the status of authorized but unissued shares.

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

      At the time the Company seeks Class B stockholder approval of any Business Combination, the Company will offer each Class B stockholder who acquired Class B shares through the Offering or subsequently in the after-market the right to have his or her shares of the Company's Class B common stock converted to cash if such Class B stockholder votes against the Business Combination and the Business Combination is approved and completed. The holders of the Company's common stock are not entitled to seek conversion of their shares. The actual per-share conversion price will be equal to the amount in the Trust Fund (inclusive of any interest thereon) as of the record date for determination of Class B stockholders entitled to vote on such Business Combination, divided by the number of Class B shares sold in the Offering, or approximately $5.19 per share based on the value in the Trust Fund as of September 30, 2005. There will be no distribution from the Trust Fund with respect to the warrants included in the Series A and Series B Units. A Series B stockholder may request conversion of his or her shares at any time prior to the vote taken with respect to a proposed Business Combination at a meeting held for that purpose, but such request will not be granted unless such Class B stockholder votes against the Business Combination and the Business Combination is approved and consummated. It is anticipated that the funds to be distributed to Class B stockholders who have their shares converted will be distributed promptly after consummation of a Business Combination. Any Class B stockholder who converts his or her stock into his or her share of the Trust Fund still has the right to exercise the Class W and Class Z warrants that was received as part of the Series B units. The Company will not consummate any Business Combination if 20% or more in interest of the Class B stockholders exercise their conversion rights. Accordingly, the conversion value of $1,550,776 (298,851 shares, or 19.99% of the Class B shares sold in the public offering) has been included in the accompanying condensed balance sheet at September 30, 2005 as temporary capital.

Recent Events

      On March 24, 2005, the Company executed a definitive agreement for the merger of the Company and FreeSeas, Inc. ("FreeSeas"), formerly known as Adventure Holdings, S.A. (the "Transaction"). FreeSeas, through wholly-owned subsidiaries, owns and operates three bulk carriers, the M/V "Free Destiny," the M/V "Free Envoy" and the M/V "Free Fighter."

      The definitive merger agreement for the Transaction contemplates the merger of the Company with and into FreeSeas, with the Company's current stockholders receiving one share and one warrant of FreeSeas for each share and warrant they presently own. After giving effect to the Transaction, the Company's stockholders will own approximately 28.4% of FreeSeas. In addition, the management of FreeSeas will receive options and warrants to acquire an additional 950,000 shares of FreeSeas' common stock, exercisable at $5.00 per share over terms ranging from three to five years. The proposed merger is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission ("SEC") and approval of the Transaction by the Company's Class B stockholders. On May 11, 2005, a joint proxy statement/prospectus relating to the Transaction was filed as part of a FreeSeas registration statement on Form F-1. The registration statement on Form
F-1 was declared effective by the SEC on November 10, 2005. The Company will seek Class B stockholder approval of the Transaction at a stockholders' meeting which is scheduled for December 15, 2005. There can be no assurance the Class B stockholders will approve the Transaction.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Interim Financial Statements -- The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the Company's audited financial statements included in Form 10-K for the year ended December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the Company's financial position and results of operations. The accompanying condensed balance sheet as of December 31, 2004 has been derived from the Company's audited financial statements included in Form 10-K for the year ended December 31, 2004. The operating results for the periods ended September 30, 2005 are not necessarily indicative of the results to be expected for any other interim period or any future year.

      Cash and Cash Equivalents - Included in cash and cash equivalents are deposits with financial institutions as well as short-term money market instruments with maturities of three months or less when purchased.

      Investments -- Investments consist of investments acquired, which were included in the Trust Fund, with maturities exceeding three months but less than three years. Consistent with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company classifies all debt securities and all investments in equity securities that have readily determinable fair values as available-for-sale, as the sale of such securities may be required prior to maturity to implement management strategies. Such securities are reported at fair value, with unrealized gains or losses excluded from earnings and included in other comprehensive income, net of applicable taxes. Discounts from the face value of restricted investments are amortized using the interest method over the period from the date of purchase to maturity and are included in interest income on the accompanying condensed statement of operations.

      The Company's restricted investment held in trust at September 30, 2005 consists of an investment in time deposit securities, with a maturity date of October 7, 2005, and is stated at amortized cost. The fair market value of the restricted investment was $7,757,745 as of September 30, 2005. The Company recognized interest income of $64,682 from amortization of the discount on the investment during the three months ended September 30, 2005 and $157,659 from amortization of the discount on the investment during the nine months ended September 30, 2005, which is included in interest income on the accompanying condensed statements of operations for the respective periods.

      Net Loss Per Share - Net loss per share is computed based on the weighted average number of shares of common and Class B common stock outstanding.

      Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average shares of common stock and Class B common stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. For all periods presented, since the effect of the assumed exercise of outstanding warrants to purchase 3,657,500 shares of common stock and the outstanding UPO (as defined in Note 3 below) to purchase 12,500 Series A Units and 65,000 Series B Units, is anti-dilutive, they have been excluded from the Company's computation of fully diluted net loss per share. Therefore, basic and diluted loss per share were the same for the three and nine months ended September 30, 2005, the three months ended September 30, 2004 and for the period from inception (April 12, 2004) to September 30, 2004.

      Fair Value of Financial Instruments - The fair values of the Company's assets and liabilities that qualify as financial instruments under SFAS No. 107 approximate their carrying amounts presented in the balance sheet at September 30, 2005.

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

NOTE 3 - PUBLIC OFFERING OF SECURITIES

      In the Offering, effective July 29, 2004 (closed on August 4, 2004), the Company sold to the public 143,750 Series A Units (the "Series A Units" or a "Series A Unit") and 747,500 Series B Units (the "Series B Units" or a "Series B Unit") at a price of $10.50 and $10.10 per unit, respectively, inclusive of an option issued to the underwriters to purchase additional Series A Units and Series B Units, which was exercised in full. Proceeds from the initial public offering, including the exercise of the over allotment option, totaled $8,085,653 which was net of $973,472 in underwriting and other expenses. Each Series A Unit consists of two shares of the Company's common stock, five Class W Redeemable Warrants (a "Class W Warrant"), and five Class Z Redeemable Warrants (a "Class Z Warrant"). Each Series B Unit consists of two shares of the Company's Class B common stock, one Class W Warrant, and one Class Z Warrant.

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

      Each Class W Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of
(a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class W Warrants did not become exercisable on July 29, 2005 as a Business Combination was not consummated as of that date (Note 1). The Class W Warrants will expire on July 29, 2009 or earlier upon redemption. Each Class Z Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00, commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders. The Class Z Warrants did not become exercisable on July 29, 2005 as a Business Combination was not consummated as of that date (Note 1). The Class Z Warrants will expire on July 29, 2011 or earlier upon redemption. The Company may redeem the outstanding Class W Warrants and/or Class Z Warrants with the prior consent of HCFP/Brenner Securities LLC ("HCFP"), the representative of the underwriters of the Offering, in whole and not in part, at a price of $.05 per warrant at any time after the warrants become exercisable, upon a minimum of 30 days' prior written notice of redemption, and if, and only if, the last sale price of the Company's common stock equals or exceeds $7.50 per share and $8.75 per share, for a Class W Warrant and Class Z Warrant, respectively, for any 20 trading days within a 30 trading day period ending three business days before the Company sent the notice of redemption.

      Upon closing of the public offering, the Company issued an option, for $100, to HCFP (the "Underwriters Purchase Option" or "UPO"), to purchase up to 12,500 Series A units at an exercise price of $17.325 per unit and/or up to 65,000 Series B units at an exercise price of $16.665 per unit. The Company accounted for the fair value of the UPO, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders' equity, which was offset by an equivalent increase in equity for the issuance of the option. The Company estimated the fair value of this UPO, approximately $225,000, using a Black-Scholes option-pricing model. The fair value of the UPO granted was estimated as of the date of grant using the following assumptions: (1) expected volatility of 44.5%, (2) risk-free interest rate of 3.61% and (3) contractual life of 5 years. The UPO may be exercised for cash or on a "cashless" basis, at the holder's option, such that the holder may use the appreciated value of the UPO (the difference between the exercise prices of the option and the underlying warrants and the market price of the units and underlying securities) to exercise the UPO without the payment of any cash. The Series A Units and Series B Units issuable upon exercise of this option are identical to those in the Offering, except that the exercise price of the warrants included in the units are $5.50 per share and the Class Z Warrants shall be exercisable by HCFP for a period of only five years from the date of the Offering. The UPO is exercisable at $17.325 per Series A Unit and $16.665 per Series B Unit commencing on the later of (a) July 29, 2005 or (b) the earlier of the completion of a Business Combination with a target business, or the distribution of the Trust Fund to the Class B stockholders, and expires on July 29, 2009. The UPO did not become exercisable on July 29, 2005 as a Business Combination was not consummated as of that date (Note 1).

NOTE 4 - CAPITAL STOCK

Preferred Stock

      The Company is authorized to issue up to 5,000 shares of Preferred Stock, par value $0.0001 per share, with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock and Class B Common Stock

      The Company is authorized to issue 20,000,000 shares of common stock and 2,000,000 shares of Class B common stock, each at par value $0.0001 per share. As of September 30, 2005 there were 287,600 shares of the Company's common stock issued and outstanding and 1,495,000 shares of the Company's Class B common stock issued and outstanding, including 298,851 Class B common shares subject to possible conversion to cash.

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

Warrants

      The Class W Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2009. The Class W Warrants did not become exercisable on July 29, 2005 as the Business Combination was not consummated as of that date (Note 1). As of September 30, 2005 there were 1,828,750 Class W Warrants outstanding.

      The Class Z Warrants are callable, subject to adjustment in certain circumstances, and entitle the holder to purchase shares at $5.00 per share for a period commencing on the later of: (a) July 29, 2005 and (b) the earlier of the completion of the Business Combination or distribution of the Trust Fund to the Class B stockholders, and ending July 29, 2011. The Class Z Warrants did not become exercisable on July 29, 2005 as the Business Combination was not yet consummated as of that date (Note 1). As of September 30, 2005 there were 1,828,750 Class Z Warrants outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

      Lawrence Burstein, the President of the Company, is a principal stockholder, officer and director of Unity Venture Capital Associates Ltd. ("Unity") which at the time of the Offering owned 90,000 Class W Warrants and 90,000 Class Z Warrants. In October 2004, Unity distributed an aggregate of 82,499 of such Class W Warrants and 82,499 of such Class Z Warrants to its stockholders (including 15,450 Class W Warrants and 15,450 Class Z Warrants to Mr. Burstein), leaving Unity the beneficial owner of 7,501 Class W Warrants and 7,501 Class Z Warrants.

      Since July 29, 2004, upon completion of the Offering, the Company has been obligated to pay Unity a monthly fee of $4,000 for office and secretarial services, including the use of office space in premises occupied by Unity. During the nine and three months ended September 30, 2005, $36,000 and $12,000, respectively, was paid to Unity for such services.

      In April 2004, the Company issued to each member of its Board of Directors, two of whom are founding stockholders of the Company, Class W Warrants to purchase an aggregate of 362,500 shares of the Company's common stock, and Class Z Warrants to purchase an aggregate of 362,500 shares of the Company's common stock, for an aggregate purchase price of $36,250.

NOTE 6 -- COMMITMENTS

      HCFP has been engaged by the Company to act as the Company's non-exclusive investment banker in connection with its proposed Business Combination (Note 1). For assisting the Company in structuring and negotiating the terms of the Transaction, the Company must pay HCFP a fee of $75,000 of cash, and issue to HCFP 7,500 shares of common stock and five year warrants to purchase 15,000 shares of common stock at $5.00 per share, at the closing of the Transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with our financial statements and footnotes thereto contained in this report and the audited financial statements and footnotes included in our Form 10-K for the year ended December 31, 2004.

Recent Events

      On March 24, 2005, we executed a definitive agreement for our merger with FreeSeas, Inc. ("FreeSeas"), formerly known as Adventure Holdings, S.A. (the "Transaction"). FreeSeas, through wholly-owned subsidiaries, owns and operates two bulk carriers, the M/V "Free Destiny" and the M/V "Free Envoy." In addition, in June 2005, FreeSeas, through a newly formed subsidiary, acquired a new carrier for a purchase price of $11,025,000.

      The definitive merger agreement for the Transaction contemplates our merger with and into FreeSeas, with our current stockholders receiving one share and one warrant of FreeSeas for each share and warrant they presently own. After giving effect to the Transaction, our stockholders will own approximately 28.4% of FreeSeas. In addition, the management of FreeSeas will receive options and warrants to acquire an additional 950,000 shares of FreeSeas' common stock, exercisable at $5.00 per share over terms ranging from three to five years. The Transaction is subject to, among other things, the filing of definitive proxy materials with the Securities and Exchange Commission (the "SEC") and approval of the Transaction by our stockholders. On May 11, 2005, a joint proxy statement/prospectus relating to the Transaction was filed as part of a FreeSeas registration statement on Form F-1. The registration statement on Form F-1 was declared effective by the SEC on November 10, 2005. We will seek Class B stockholder approval of the Transaction at our stockholders' meeting which is scheduled for December 15, 2005. There can be no assurance the Class B stockholders will approve the Transaction.

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

Operations

      Net loss for the three months ended September 30, 2005 of $24,344 consisted of interest income on the Trust Fund investment of $64,682 and interest on cash and cash equivalents of $2,834, offset by expenses of $91,860, consisting of $56,729 for Transaction expenses, $13,500 for professional fees, and $21,631 for other expenses, which includes $12,000 of expense related to a monthly administrative services agreement with an affiliate.

      Net loss for the three months ended September 30, 2004 of $35,647 consisted of interest income on the Trust Fund investment of $19,216 and interest on cash and cash equivalents of $840, offset by expenses of $55,703, consisting of $45,352 for professional fees, and $10,351 for other expenses, which includes $8,000 of expense related to a monthly administrative services agreement with an affiliate.

      Net loss for the nine months ended September 30, 2005 of $332,850 consisted of interest income on the Trust Fund investment of $157,659 and interest on cash and cash equivalents of $7,502, offset by expenses of $498,011, consisting of $373,499 for Transaction expenses, $43,443 for professional fees, and $81,069 for other expenses, which includes $36,000 of expense related to a monthly administrative services agreement with an affiliate.

      Net loss for the period from inception (April 14, 2004) through September 30, 2004 of $54,442, consisted of interest income on the Trust Fund investment of $19,216 and interest on cash and cash equivalents of $840, offset by expenses of $74,498, consisting of $63,813 for professional fees, and $10,685 for other expenses, which includes $8,000 of expense related to a monthly administrative services agreement with an affiliate.

      We believe that we have sufficient available funds to complete our efforts to effect the Transaction with FreeSeas.

Liquidity and Capital Resources

      We consummated our initial public offering on August 4, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $9,059,125. After deducting offering expenses of $973,472, net proceeds were $8,085,653. Of this amount, $7,549,750 was placed in a trust account and the remaining proceeds have been available to be used to provide for our business, legal and accounting due diligence costs on prospective acquisitions and our continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we have sufficient available funds outside of the trust fund to meet the expenditures required for our operations through January 31, 2006, assuming that the business combination contemplated by the Transaction with FreeSeas is not consummated before then. If the Transaction is not approved by our Class B stockholders and accordingly the entire trust fund is distributed to such Class B stockholders, we may not have sufficient funds available to satisfy all of our obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We do not believe we are exposed to significant market risk.

Item 4. Controls and Procedures

      Our management carried out an evaluation, with the participation of Lawrence Burstein, our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, Mr. Burstein concluded that (i) our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) our disclosure controls and procedures were designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Mr. Burstein, to allow timely decisions regarding required disclosure.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                 TRINITY PARTNERS ACQUISITION COMPANY INC.

                                 By: /s/ LAWRENCE BURSTEIN
                                     -------------------------------------
                                     Lawrence Burstein
                                     President and Treasurer
                                     (Principal Executive and Financial Officer)

Date:  November 14, 2005